Form 10-K
period 2022-12-31
PishPosh, Inc.
filed 2023-03-28
CIK 1611282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended
December 31
,
2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: [___________]

PishPosh, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-2267409
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1915 Swarthmore Avenue
Lakewood , New Jersey 08701
(Address of Principal Executive Offices) (Zip Code)

(813) 659‐5921
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‐known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes
☐
No
☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes
☐

No
☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
☐

No
☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‐T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)
Yes
☒
  No
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‐accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‐2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b‐2 of the Exchange Act). Yes
☐
  No
☒

The
aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the price at which the common equity was last sold as of June 30, 2022 was approximately $
2,377,744
. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be “affiliates.”

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was:
4,939,345
shares of $0.000001 par value common stock outstanding as of March
28
, 2023.

PishPosh, Inc.
Annual Report on Form 10‑K for the Fiscal Year Ended December 31, 2022

FORWARD‐LOOKING STATEMENTS

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, without limitation:

•
the impact of COVID-19 on the U.S. and global economies, our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations;

•	the impact of damage to or interruption of our information technology systems due to cyber-attacks or other circumstances beyond our control;

•	our ability to successfully implement our growth strategy;

•	failure to achieve growth or manage anticipated growth;

•	our ability to achieve or maintain profitability;

•	our ability to continue as a going concern;

•	the loss of key members of our senior management team;

•	our ability to generate sufficient cash flow to run our operations, service our debt and make necessary capital expenditures;

•	our ability to establish and maintain effective internal control over financial reporting;

•	our limited operating history;

•	our ability to successfully integrate Pish Posh Baby’s businesses and realize anticipated benefits with this acquisition and with other acquisitions or investments we may make;

•	our dependence on our subsidiaries for payments, advances and transfers of funds due to our holding company status;

•	our ability to successfully develop additional products and services or successfully commercialize such products and services;

•	competition in our market;

•	our ability to attract new and retain existing customers;

•	our exposure to product liability claims;

•	interruption in our sourcing operations;

•	our or our third-party contract manufacturers and suppliers’ ability to comply with legal and regulatory requirements;

•	our brand reputation;

•	compliance with data privacy rules;

•	our compliance with applicable regulations issued by the U.S. Federal Trade Commission (“FTC”) and other federal, state and local regulatory authorities;

•	risk of our products being recalled for a variety of reasons, including product defects, packaging safety and inadequate or inaccurate labeling disclosure; and

•	other factors discussed under the headings “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

NOTE REGARDING TRADEMARKS

We own or have rights to use the trademarks and trade names that we use in conjunction with the operation of our business. Each trademark or trade name of any other company appearing in this Annual Report on Form 10-K is, to our knowledge, owned by such other company. Solely for convenience, our trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.

PART I

ITEM 1. BUSINESS

Company Overview

PishPosh, Inc. (“PishPosh,” the “Company,” “we,” “our,” or “us”) is a rapidly growing online retailer of premium baby products. Based on our experience in the industry, we believe that, since its founding in 2015, PishPosh has established itself as a leading e-commerce platform with an extraordinarily engaged customer base of middle- and upper-class mothers. PishPosh distinguishes itself by offering new and unique brands/products that inspire moms to shop.

We are primarily a baby gear distributor based in Lakewood, New Jersey. We showcase and sell our products through our showroom boutique and our website,
www.pishposhbaby.com
, third party marketplaces like Amazon.com and our boutique (on site).

We stock items of which we sell the most quantity in a dedicated warehouse and fulfilment center located in Farmingdale, New Jersey, which we believe improves customer service, shortens the delivery time compared with those e-commerce retailers that do not hold any inventory, and lowers shipping costs compared to drop shipping. We ship via FedEx, UPS and USPS throughout the United States (the lower 48 States) and free shipping on orders over $75. We currently maintain approximately $4,500,000 (as of December 31, 2022) of inventory, consisting mostly of strollers, car seats and highchairs. We stock the majority of our inventory so that we can have 60 – 90 days of inventory available to us depending on the season. We currently employ a total of 24 employees, 10 of which are full-time employees and 14 of which are part-time employees.

Strategy

Our efforts are directed towards providing a brand that has the best experience for a parent to purchase baby gear needs. Our strategy is to build and assist parents throughout the purchasing process. We build relationships with our sales representatives, who are parents themselves and who are experienced shoppers of baby gear and provide what we believe to be an enhanced, educated shopping experience. We are focused on building a loyal customer base. We have executed high levels of technology integration, using the best of breed ecommerce technologies. We have seen significant year over year sales growth during the 2022 holiday season after overhauling our website and back-end ecommerce tech to better serve our customers. We also focus on what we believe to be the newest style and fashion in our category. If we are successful in growing our customer base and expanding our product line to new categories, it will bring us to scale faster and allow for better buying and higher margins in the long term. An important addition to our growth strategy includes manufacturing our own products under our brand in order to grow margin, control inventory and become the primary destination for parents for all their cutting-edge baby gear product needs.

Products and Services

Although approximately 85% of our current sales are from strollers, stroller accessories and car seats, we also offer a variety of products including baby carriers, diaper bags, feeding and safety accessories and bouncers. We intend on diversifying our revenue base by expanding into new categories like baby health and safety and nursery, particularly in our product manufacturing strategy.

We are currently focused on stroller and car seats, but we hope in the future to expand into branded nursery and children’s furniture as well as baby health and safety. We hope to offer products for a complete nursery, including furniture and nursery decor and bedding and accessories. We also hope to further expand our product offerings to include prenatal products such as products for pregnant mothers, baby health, baby furniture and room decor and products for one-year old children and older including, baby toys, toddler gear, toddler furniture and toys.

We typically purchase merchandise from our vendors through purchase orders. We do not have long-term agreements, but we do occasionally negotiate exclusive arrangements on products for a period of time with our vendors on some new or limited-edition models.

We employ a team of merchandising professionals who are trained to source, obtain, and maintain relationships with vendors and manufacturers.

Led by our Chief Merchandising Officer, Allan Ben, we intend on building product lines across different baby categories to manufacture and sell on our website,
www.pishposhbaby.com
. Categories such as Baby Health and Safety which include baby monitors and other internet of things (IOT) based products which are connected to users’ smart devices and allow for constant oversight of the child’s well-being.

Industry Overview

The stroller segment has grown at an average year over year rate of 5% from 2015 to 2019. Due to larger spending capacities, in North America non-essential baby items like baby carriers sell best. When it comes to where to shop for baby products, parents traditionally prefer to shop in specialty stores. Consumers like that they can shop for a wide variety of products all in the same category. They also like that they can get after-sale services, installation instructions, and product knowledgeable sales associates. With the increasing popularity of e-commerce sales, online distribution of baby products is expected to grow at a Compound Annual Growth Rate (“CAGR”) of 8.89%. Since the younger generations are the ones with internet knowledge and the ones who are purchasing these products, they are quickly growing the market. (Bonafide Research & Marketing Pvt. Ltd Dec 2021).

We connect with expectant moms to earn a new mom’s loyalty in the critical months before the child’s birth and, help prepare them for the baby’s arrival. From the moment a woman finds out she is pregnant, we believe that the way she thinks, feels and shops changes. New moms may be purchasing products and services in categories where they have little or no experience. We believe that new moms are confused and anxious and are looking for education and guidance.

Sales, Marketing and Distribution

Website

We use targeted social, digital and traditional media to acquire new prospects and invest marketing resources to convert the most valuable prospects into customers. We believe that we provide customers with an exceptional level of service and satisfaction.

We use both online and offline marketing strategies to generate brand and product awareness, including organic search, paid search, digital display advertising and outdoor advertising.

We use remarketing with digital display (interpreting browsing behavior of visitors to our site and display advertising on sites they later visit), email, Facebook, Instagram, and educational resources. We offer incentives to site visitors who sign up for an email newsletter. We aim to capture leads by providing a $10 off coupon as well.

We use a concierge approach with our sales and customer service representatives, or “Mom reps,” to assist new moms to purchase the products right for her lifestyle and to identify our most valuable customers and their characteristics.

We introduce customers to what we believe to be is the hottest in baby gear and offer early access to the season’s newest products. We are able to provide special discounts to prospects and customers because of our bulk purchasing and direct fulfilment of our products.

Since October 2021, our website has attracted over 800,000 prospects, 1.35% of which converted into paying customers.

Inventory and Fulfilment

We do not have our own fulfilment operations. We outsource our order fulfilment operations to a 35,000 square foot warehouse fulfilment center in Farmingdale, New Jersey. The fulfilment facility stores, selects, packs, ships and handle returns. We represent over 50% of such facility’s business. We believe that we have a good working relationship and receive excellent levels of service with such facility.

Market Opportunity

The global kids furniture market size is expected to reach USD 121.41 billion by 2028, according to a new report by Grand View Research, Inc. It is expected to expand at a CAGR of 16.7% from 2021 to 2028. Prices generally vary from $250 to $3,000. We believe that major retail outlets (Pottery Barn Kids and Babies-R-Us) sell youth lines at a $499 median price point.

Customer Service

We believe that our Mom reps provide our target customers an enhanced shopping experience and real life experience for expectant mothers. Our Mom reps are hand selected and trained on all products we offer; they are passionate about the items we sell and care to satisfy the customer. We believe that they offer real value by helping customers through the buying pattern, especially new parents to be, who may be very overwhelmed by the pregnancy experience, and they really want someone who can guide them through selecting the items un-judgmentally, friendly and yet professionally.

Competition; Competitive Strengths

Competition
– There are many barriers of entry in the baby product market including brand loyalty, aggressive lower pricing tactics and economies of scale and the level of competition is extremely high. We face significant competition from both online and offline retailers. Our customers have a variety of shopping options including direct e-commerce websites and online marketplaces and in-person stores, including discount and mass-merchandisers. We compete based on product selection, personalization, value, convenience, ease of use, consumer experience, vendor satisfaction and shipping time and cost. Many of our established competitors have developed a brand following which our customers prefer their baby products to ours. Aggressive lower pricing tactics implemented by our competitors would make it difficult for us to enter and compete in this market. Economies of scale make it easier for our larger established competitors to negotiate price discounts with their suppliers of baby products, which would leave us at a disadvantage. We believe our most direct competition comes from Buy Buy Baby and Albee Baby, among others.

Competitive Strength
 – We compete in our market by having (1) best of breed technology and website interface, (2) long-term relationships with top brands to allow for greater buying power and new product access when its introduced, and (3) excellent customer service built on cultivating relationships with our customers. In addition, our expert representatives are parents who can relate and communicate with our shopping demographic very well.

Suppliers

We purchase our products primarily from Baby Jogger, Uppa Baby, Bugaboo and Doona.

Intellectual Property

The Company currently has four (4) registered trademarks and no patents. We also rely on copyright laws to protect the photographs and content on our site, as well as our site itself, although we have not sought copyright registrations to date. We have registered Internet domain names related to our business.

Government and Industry Regulation

Our business is subject to a number of laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. These laws and regulations include federal and state consumer protection laws protecting the privacy of consumer information and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state privacy laws and regulations, we must provide notice to consumers of our policies on sharing sensitive information with third parties, advance notice of any changes to our policies and, in some instances, we may be obligated to give customers the right to prevent sharing of their sensitive information with unaffiliated third parties. The growth and demand for e-commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These consumer protection laws could result in substantial compliance costs.

In many jurisdictions, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce. In addition, new tax regulations in jurisdictions where we do not now collect state and local taxes may subject us to the obligation to collect and remit state and local taxes, or subject us to additional state and local sales and income taxes, or to requirements intended to assist states with their tax collection efforts. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and e-commerce could result in significant additional taxes on our business. These taxes or tax collection obligations could have an adverse effect on our cash flows and results of operations. Further, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

The manufacturers of products we sell may be subject to various regulations regarding the safety of such products.

Employees

As of March 28, 2023, we have a total of 24 employees, 10 of which are full-time employees and 14 of which are part-time employees.

Corporate History and Information

We were incorporated on December 16, 2021, in the State of Delaware. On February 25, 2022, we entered into an Agreement and Plan of Merger with Pish Posh Baby LLC, a Delaware limited liability company (“Pish Posh Baby”). Upon the closing of the Merger, Pish Posh Baby merged with and into the Company with the Company surviving the merger and succeeding to the business of Pish Posh Baby.

Our principal executive offices are located at 1915 Swarthmore Avenue, Lakewood, New Jersey 08701, and our telephone number is (732) 905-3716. Our website is available at
www.pishposhbaby.com
. Our website and the information contained or connected to our website are not, and shall not be deemed to be, part of or incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A.
RISK FACTORS

As a smaller reporting company, we are not required to provide a statement of risk factors. Nonetheless, we are voluntarily providing risk factors herein. You should consider carefully the following risk factors, together with all the other information in this Annual Report on Form 10‐K, including our financial statements and notes thereto, and in our other public filings with the SEC. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward‐looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

Risks Related to our Business and Industry

The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China. In January 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern.” This worldwide outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus. Companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses and facilities. These restrictions, and future prevention and mitigation measures, have had an adverse impact on global economic conditions and are likely to have an adverse impact on consumer confidence and spending, which could materially adversely affect the supply of, as well as the demand for, our products. Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil, which could also negatively impact our business, financial condition, and cash flows.

We source our products from suppliers and manufacturers located in the United States. The impact of COVID-19 on these suppliers, or any of our other suppliers, co-manufacturers, distributors or transportation or logistics providers, may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. In an effort to avoid running out of saleable merchandise inventory and losing revenue, we have had to, when available, acquire larger quantities of our traditional inventory and broaden our product offering to adopt to customer needs ahead of time. However, our suppliers have at times indicated that they would not be able to accommodate our order volume. If the disruptions caused by COVID-19 continue for an extended period, our ability to meet the demands of our customers may be materially impacted. To date, we have not experienced any material reduction in the available supply of our products and our outlook and business goals have not been materially affected by the supply chain disruptions.

If we are forced to scale back hours of operation or close our facility in Lakewood, New Jersey in response to the pandemic, we expect our business, financial condition and results of operations would be materially adversely affected. Additionally, many of our employees, including members of our management team, have been working remotely because of the closure of our offices in Lakewood, New Jersey in response to the COVID-19 pandemic. If our operations or productivity continue to be impacted throughout the duration of the COVID-19 outbreak and government-mandated closures, our business, financial condition, and cash flows may negatively be impacted. The extent to which the COVID-19 pandemic will further impact our business will depend on future developments and, given the uncertainty around the extent and timing of the potential future spread or mitigation and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our business at this time.

The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues for a prolonged period, it could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our Common Stock.

We have a history of operating losses and may continue to incur losses for the foreseeable future.

As of December 31, 2022, we had an accumulated deficit of approximately $6.6 million. We recorded a net loss of $5,141,249 and $1,179,163 for the years ended December 31, 2022 and 2021, respectively. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we develop our business and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses. If we are unable to execute our business strategy and grow our business, for any reason, our business, prospects, financial condition, and results of operations will be adversely affected.

The Company is attempting to further implement its business plan and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its operations. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by the sale of its equity, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Because we operate in an evolving industry, our past results may not be indicative of future performance, and our future performance may fluctuate materially which will increase your investment risk.

We operate in a rapidly evolving industry that may not develop as expected, if at all. Although we have experienced significant growth in net sales and the number of our active customers, it may be

difficult to assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we may encounter. These risks and difficulties include our ability to, among other things: acquire new customers who purchase products from us at the same rate and of the same type as existing customers; retain our existing customers and have them continue to purchase products from us at rates and methods consistent with their prior purchasing behavior; encourage customers to expand the categories of products they purchase from us; attract new vendors to supply quality products that we can offer to our customers at attractive prices; retain our existing vendors and have them supply additional quality products that we can offer to our customers at attractive prices; increase brand awareness; provide our customers with a superior customer support; fulfill and deliver orders in a timely way and in accordance with customer expectations, which may change over time; respond to changes in consumer access to and use of the Internet and mobile devices; react to challenges from existing and new competitors; avoid interruptions or disruptions in our business; develop and maintain a scalable, high-performance technology and fulfilment infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and the sale of new products and services; respond to macroeconomic trends; and hire, integrate and retain qualified personnel.

If we fail to effectively manage our growth, our business, financial condition, and operating results could be harmed.

To effectively manage our growth, we must continue to implement our operational plans and strategies, improve, and expand our infrastructure of people and information systems and expand, train, and manage our employee and contractor base. We have increased employee and contractor headcount since our inception to support the growth in our business, and we intend for this growth to continue for the foreseeable future. To support continued growth, we must effectively integrate, develop, and motivate new employees, while maintaining our corporate culture. We face competition for qualified personnel. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, which may have a material adverse effect on our business, financial condition, and operating results.

Additionally, the growth and expansion of our business and our product offerings in the future will place significant demands on our management. The growth of our business may require significant additional resources, which may not scale in a cost-effective manner or may negatively affect the quality of our customer experience. We are also required to manage multiple relationships with various vendors, customers and other third parties. Further growth of our operations, our vendor base, our fulfilment process, information technology systems or our internal controls and procedures may not be adequate to support our operations. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be materially and adversely affected.

We have incurred significant operating losses in the past, and we may not be able to generate sufficient net sales to achieve or maintain profitability. Failure to maintain an adequate growth rate will materially and adversely affect our business, financial condition and operating results.

We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to increase our customer base, increase the number and variety of products we offer, expand our marketing channels, expand our operations, hire additional employees, incur the costs of being a public company and develop our technology platform and fulfilment process. These efforts may prove more expensive than we currently anticipate. Some of our efforts to generate net sales from our business are new and unproven, and any failure to increase our net sales or improve our gross margins could prevent us from attaining or increasing profitability. In addition, we expect to invest to fund longer term initiatives, which will likely impact profitability or other operating results. We cannot be certain that we will be able to attain or increase profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition, and operating results may be materially and adversely affected.

If we are unable to obtain additional funding, we may not be able to grow our business operations.

We will require additional funds to implement our business strategy. We may issue additional equity securities to raise needed capital. We may be unable to secure such funding when needed in adequate amounts or on acceptable terms, if at all. Any additional equity financing may involve substantial dilution to our then existing stockholders. The inability to raise the additional capital will restrict our ability to develop and conduct business operations.

We may be unable to accurately forecast net sales and appropriately plan our expenses in the future.

We may base our current and future expense levels on our operating forecasts and estimates of future net sales and gross margins. Net sales and operating results are difficult to forecast because they generally depend on the volume, timing, and type of the orders we receive, all of which are uncertain. Additionally, our business is affected by general economic and business conditions in the United States. A significant portion of our expenses is fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. Any failure to accurately predict net sales or gross margins could cause our operating results in any given quarter, or a series of quarters, to be lower than expected, which could cause the price of our Common Stock to decline substantially.

Our business is highly competitive.

We expect competition in e-commerce generally to continue to increase because there are no significant barriers to entry. We currently compete with and expect to increasingly compete with e-commerce businesses, such as Diapers.com, Buy Buy Baby, Albee Baby, Giggle, and Amazon.com, Inc., and e-commerce platforms of traditional retailers, such as online marketplaces such as eBay Inc. We also compete with the traditional offline retail industry, including discount and mass merchandisers, such as Target, Toys “R” Us and Walmart.

We believe that our ability to compete depends upon many factors both within and beyond our control, including: the size and composition of our customer base; the number of vendors and products we feature on our site; selling and marketing efforts; the quality, price and reliability of products offered either by us or our competitors; the convenience of the shopping experience that we provide; our ability to cost-effectively source, market and distribute our products and manage our operations; and our reputation and brand strength relative to our competitors.

Many of our current competitors have, and potential competitors may have, longer operating histories, larger fulfilment infrastructures, greater technical capabilities, or greater financial, marketing, and other resources and larger customer bases than we do.

These factors may allow our competitors to derive greater net sales and profits from their existing customer base, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate net sales from their customer bases more effectively than we do.

In addition, our competitors may have longer relationships with customers and suppliers. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could materially and adversely affect our business, operating results, and financial condition.

We depend on the continued growth of e-commerce.

The business of selling products over the Internet is dynamic and relatively new. If customers cease to find our website experience easy to use and offer good value, or otherwise lose interest in shopping in this manner, we may not acquire new customers at rates consistent with historical or projected periods, and existing customers’ buying patterns and levels may be less than historical or projected rates and our business, financial condition and operating results may suffer.

If we fail to acquire new customers, we may not be able to increase net sales or achieve profitability.

We have invested in marketing and branding related to customer acquisition and expect to continue to do so. We must continue to acquire customers in order to increase net sales and achieve profitability. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce to purchase products and may prefer alternatives to our offerings, the retailer’s own website or the websites of our competitors. We cannot assure you that the net sales from new customers we acquire will ultimately exceed the cost of acquiring those customers. If consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, the net sales we generate may decrease, and our business, financial condition and operating results may be materially and adversely affected.

We use social networking sites, such as Facebook, Pinterest, Instagram, Twitter and Tumblr, online services, search engines, affiliate marketing websites, directories and other social media websites and e-commerce businesses to advertise, market and direct potential customers to our site. As e-commerce and social networking continue to rapidly evolve, we must continue to use e-commerce and social media channels that are used by our current and prospective customers and cost-effectively drive traffic to our website. We believe that failure to utilize these channels as sources of traffic to our site to generate new customers would adversely affect our financial condition.

We will be dependent on our suppliers and do not have supply agreements with our suppliers.

If we experience significantly increased sales and since we do not have supply agreements to ensure our requirements, there can be no assurance that additional products will be available when required or on terms that are favorable to us, or that a supplier would allocate sufficient products to us in order to meet our requirements or fill our orders in a timely manner which could lead to delays to our customers, which could hurt our relationships with our customers, resulting in negative publicity, damage our brand and adversely affect our business, prospects and operating results.

Our sales may be adversely affected if we fail to respond to changes in consumer preferences in a timely manner or are not successful in expanding our product offerings.

Our financial performance depends on our ability to identify, originate, and define retail product trends, as well as to anticipate, gauge and react to changing consumer preferences in a timely manner. Our products must appeal to a broad range of moms whose preferences cannot be predicted with certainty and are subject to change. Our business fluctuates according to changes in consumer preferences dictated in part by fashion trends, perceived product value and seasonal variations.

We have historically earned the largest portion of our net sales from the sale of strollers and stroller accessories and car seats. We may broaden our product offerings in the future. We continue to explore additional categories which may be accepted by our target customers. If we offer new products or categories that are not accepted by our customers, our sales may fall short of expectations, our brand and reputation could be adversely affected, and we may incur expenses that are not offset by sales. If we expand into new categories, consumer demands may be different, and there is no assurance that we will be successful in these new categories. We may make substantial investments in such new categories in anticipation of future net sales. If the launch of a new category requires investments greater than we expect, if we are unable to attract vendors that produce sufficient high quality, value-oriented products or if the sales generated from a new category grow more slowly or produce lower gross margins than we expect, our results of operations could be adversely impacted. Expansion of our product lines may also strain our management and operational resources, specifically the need to hire and manage additional merchandise buyers to source these new products. We may also face greater competition in specific categories from Internet sites or retailers that are more focused on such categories. It may be difficult to differentiate our offering from other competitors as we offer additional product categories, and our customers may have additional considerations in deciding whether to purchase these additional product categories. In addition, the relative profitability, if any, of new product lines may be lower than what we have experienced historically, and we may not generate sufficient net sales from new product initiatives to recoup our investments in them. If any of these were to occur, it could damage our reputation, limit our growth, and have a material adverse effect on our business, financial condition, and operating results.

Our business depends on a strong brand. We may not be able to maintain and enhance our brand, or we may receive unfavorable customer complaints or negative publicity, which could adversely affect our brand.

We believe that maintaining and enhancing our brand is critical to expanding our base of customers and vendors. Maintaining and enhancing our brand may require us to make substantial investments, and these investments may not be successful. If we fail to promote and maintain our brand or if we incur excessive expenses in this effort, our business, operating results, and financial condition may be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to continue to provide reliable, trustworthy, and high-quality products to our customers. Our brand depends on superior customer support, which requires significant personnel expense. If not managed properly, this expense could impact our profitability. Failure to manage or train our customer support and team of sales representatives, or “Mom reps”, properly could compromise our ability to establish customer relationships and handle customer complaints effectively. Customer complaints or negative publicity about our website, products, delivery times, customer data handling and security practices or customer support could diminish consumer use of our website and consumer and vendor confidence in us and cause our reputation to suffer.

Uncertainties in economic conditions and their impact on consumer spending patterns could adversely impact our operating results.

Our performance is subject to economic conditions and their impact on levels of consumer spending. Our business could be negatively impacted by reduced demand for our products related to one or more significant local, regional or global economic or social disruptions. Some of the factors adversely that have affected and may in the future affect consumer spending include levels of unemployment, consumer debt levels, changes in net worth based on market changes and uncertainty, home foreclosures and changes in home values, recession or inflationary pressures in the general economy, fluctuating interest rates, credit availability, government actions, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty. Adverse economic changes in any of the regions in which we sell our products could reduce consumer confidence and could negatively affect net sales and have a material adverse effect on our operating results.

Additionally, these and other economic conditions may cause our suppliers, distributors, contractors or other third-party partners to suffer financial or operational difficulties that they cannot overcome, resulting in their inability to provide us with the materials and services we need, in which case our business and results of operations could be adversely affected.

Inflation and increases in interest rates could reduce demand for our products and thus could adversely impact our operating results.

Inflation and increases in interest rates could reduce the demand for our products which could limit our growth or reduce our net sales. Furthermore, current uncertainty in the economy due to the lingering effects of the COVID-19 pandemic, inflation, increases in interest rates and Russia’s invasion of Ukraine may detrimentally influence the potential customers willingness to spend funds on our products.

During 2022, the U.S. Federal Reserve raised interest rates by an aggregate of 300 basis points. The consensus is that rates will be increased again during 2022. Additionally, the current geopolitical environment in Europe provides yet another layer of uncertainty around the actions that the Federal Reserve might take. Market interest rates are affected by many factors outside of our control, including governmental monetary policies, domestic and international economic conditions, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. Rising interest rates tend to slow the economy as households and businesses have less money to spend on goods and services. As such, further increases in interest rates could adversely affect consumer purchases of our products which would have a material adverse effect on our operating results. Additionally, increasing interest rates may affect the Company’s financing activities, which could make it more difficult for the Company to secure inventory on a timely basis and adversely impact the Company’s ability to manage its accounts payable with suppliers. The recent increases in interest rates have increased the interest we have incurred on our merchant advances and credit transactions. While the impact of such increased interest has not yet been material to our operations or financial performance, continued increases in interest rates could have a material adverse effect on our operations or financial performance.

Failure to continue to provide our customers with merchandise from vendors will harm our business.

Our net sales depend, in part, on our ability to continue to source merchandise in sufficient quantities at competitive prices from vendors. Offering a variety of brands, styles, categories, and products at affordable price points is important to our ability to acquire new customers and to keep our existing customers engaged and purchasing products. Growth in the number of our customers, as well as increased competition, may make it difficult to source additional brands and styles in sufficient quantities and on acceptable terms to meet the demand of our customers.

We have no contractual assurances of continued supply, pricing or access to new products, and vendors could change the terms upon which they sell to us or discontinue selling to us for future sales at any time. If we are not able to identify and effectively promote new brands, we may lose customers to our competitors. Even if we identify new vendors, we may not be able to purchase desired merchandise in sufficient quantities on terms acceptable to us in the future, and products from alternative sources, if any, may be of a lesser quality or more expensive than those from existing vendors. An inability to purchase suitable merchandise on acceptable terms or to source new vendors could have a material adverse effect on our business, financial condition, and operating results.

Failure of our vendors to supply high quality and compliant merchandise in a timely manner may damage our reputation and brand and harm our business.

We depend on our vendors to supply high quality merchandise in a timely manner. The failure of these vendors to supply merchandise which meets our quality standards, or the quality standards of our customers could damage our reputation and harm our business, financial condition, and operating results.

Our vendors are subject to various risks, including raw material costs, inflation, labor disputes, union organizing activities, boycotts, financial liquidity, product merchantability, safety issues, inclement weather, natural disasters, disruptions in exports, trade restrictions, trade disruptions, currency fluctuations and general economic and political conditions that could limit the ability of our vendors to provide us with high quality merchandise on a timely basis and at prices and payment terms that are commercially acceptable. For these or other reasons, one or more of our vendors might not adhere to our vendor terms and conditions or their applicable contract or might stop providing us with high quality merchandise. If there are any deficiencies in the products our vendors have provided to us, we might not identify such deficiencies before products ship to our customers.

In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Failure of our vendors to provide us with quality merchandise that complies with all applicable laws, including product safety regulations and legislation in a timely and effective manner could damage our reputation and brand. Further, any merchandise could become subject to a recall, regulatory action, or legal claim, which could result in increased legal expenses as well as damage to our reputation and brand and harm to our business. We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States and other foreign governments, including the likelihood, type or effect of any such restrictions. Such developments could have a material adverse effect on our business, financial condition, and operating results.

We purchase our merchandise from numerous domestic and international manufacturers. Failure of our vendors to comply with applicable laws and regulations and contractual requirements could lead to litigation against us, resulting in increased legal expenses and costs.

Many of the products we sell to children have safety concerns and may expose us to product liability claims.

Many of the products we sell are for children, and these products are often subject to enhanced safety concerns and additional scrutiny and regulation. Product safety concerns may require us to voluntarily remove selected products from our inventory. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs and legal expenses, which could have a material adverse effect on our business, financial condition and operating results.

Some of the products we sell may expose us to product liability claims and litigation or regulatory action relating to personal injury, death or environmental or property damage. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

If we do not successfully optimize and manage our fulfilment processes, our business, financial condition, and operating results could be harmed.

If we do not optimize and manage our fulfilment processes successfully and efficiently, it could result in excess or insufficient fulfilment, an increase in costs or impairment charges or harm our business in other ways. If we do not have sufficient fulfilment capacity or experience a problem fulfilling orders in a timely manner, our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers.

If we add new products or categories with different fulfilment requirements or change the mix in products that we sell, our fulfilment will become increasingly complex. Failure to successfully address such challenges in a cost-effective and timely manner could impair our ability to timely deliver our customers’ purchases and could harm our reputation and ultimately, our business, financial condition and operating results.

If we grow faster than we anticipate, we may exceed our fulfilment center’s capacity, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated.

We do not have an agreement for the use of our current fulfilment facility.

We do not have our own fulfilment operations. We outsource our order fulfilment operations to a 35,000 square foot warehouse fulfilment center in Farmingdale, New Jersey. The fulfilment facility stores, selects, packs, ships, and handle returns. We have worked and continue to work with the same fulfilment facility for over the last five years on a good faith relationship, pursuant to which we are billed monthly in accordance with the fulfilment facility’s standard rates. Since we do not have a contractual agreement with this facility, the facility could decide not to provide us with such warehouse space for our inventory and its fulfilment services which would, if we were not able to find an adequate replacement for our fulfilment needs, result in a disruption in our ability to fill customer orders which could adversely affect our financial condition and reputation.

We are subject to payment-related risks.

We accept payments using a variety of methods, including credit card, debit card, PayPal, and gift cards. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with the rules or requirements of any provider of a payment method we accept, among other things, we may be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit and debit card payments from consumers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition and operating results could be materially and adversely affected.

We also may incur significant losses from fraud. We may incur losses from claims that the consumer did not authorize the purchase, from merchant fraud, from erroneous transmissions and from consumers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could potentially result in our losing the right to accept credit cards for payment. In addition, under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We use a third-party fraud specialist to monitor our credit transactions. Our failure to adequately control fraudulent transactions could damage our reputation and brand and result in litigation or regulatory action, causing an increase in legal expenses and fees and substantially harm our business, financial condition, and operating results.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce, or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection and gift cards.

We cannot guarantee that our practices have complied, comply, or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our site by consumers and vendors and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations.

Failure to comply with laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.

A variety of laws and regulations govern the collection, use, retention, sharing and security of consumer data. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. We strive to comply with all applicable laws, regulations and other legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. We cannot guarantee that our practices have complied or will comply fully with all such laws, regulations, requirements, and obligations. Any failure, or perceived failure, by us to comply with any privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes could adversely affect our reputations, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities or others or other liabilities. Any such claim, proceeding or action could hurt our reputation, brand, and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and vendors and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Our failure or the failure of third-party service providers to protect our site, networks, and systems against security breaches, or otherwise to protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results.

We collect, maintain, transmit and store data about our customers, vendors, and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers that store, process and transmit proprietary, personal, and confidential information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers.

Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. More generally, we take steps to protect the security, integrity, and confidentiality of the information we collect, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information.

We and our service providers may not have the resources or technical sophistication to anticipate or prevent all types of attacks, and techniques used to obtain unauthorized access to, or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur because of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have an adverse and material effect on our business, financial condition, and operating results.

Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.

If we lose any of our key management personnel, we may not be able to successfully manage our business or achieve our objectives.

Our future success depends in large part upon the leadership and performance of our management and consultants. The Company’s operations and business strategy are dependent upon the knowledge and business experience of our executive officers and our consultants. We have employment agreements with Chaim (Charlie) Birnbaum, our Chief Executive Officer, and Jesse Sutton, our Chairman. Although, we hope to retain the services of all our officers, if an officer should choose to leave us for any reason before we have hired additional personnel, our operations may suffer. If we should lose their services before we are able to engage and retain qualified employees and consultants to execute our business plan, we may not be able to continue to develop our business as quickly or efficiently.

In addition, we must be able to attract, train, motivate and retain highly skilled and experienced employees in order to successfully develop our business. Qualified employees often are in great demand and may be unavailable in the time frame required to satisfy our business requirements.
Competition for qualified employees or inflationary pressures on employee compensation could require us to pay higher wages to attract and retain a sufficient number of qualified employees. We cannot be certain that we will be able to attract and retain qualified employees to meet current or future operational needs at a reasonable cost, or at all.
The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates of compensation could impair our ability to successfully grow our business. If we lose the services of any of our consultants, we may not be able to replace them with similarly qualified personnel, which could harm our business.

Our Chief Executive Officer is not subject to a non-competition agreement and may engage in a similar business as the Company’s business.

Our Chief Executive Officer, Chaim (Charlie) Birnbaum, is not subject to a non-competition or non-solicitation agreement. If he should choose to leave us for any reason, or start a competitive business while employed by us, he is not contractually prohibited from doing so or from soliciting and hiring our employees and consultants from such competitive endeavors any of which would have a material adverse effect on our business operations.

Other than our Chief Executive Officer, our management team has no experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business.

The individuals who now constitute our management team, other than our Chief Executive Officer, have no experience managing a publicly traded company and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and incremental reporting obligations under the federal securities laws. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business, which could materially and adversely affect our business, financial condition and operating results.

We may incur material losses and costs because of manufacturer’s product defects, warranty claims or product liability actions that may be brought against us.

We face an inherent business risk of exposure to product liability in the event that products that we sell fail to perform as expected or failure results in bodily injury or property damage which could cause us to lose revenues, incur increased costs associated with customer support, experience delays increased returns or discounts, and damage our reputation, all of which could negatively affect our financial condition and results of operations. If any of the products we sell are or are alleged to be defective, we may be required to participate in a recall involving such products.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. If we sell any such securities in subsequent transactions, investors may be materially diluted. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability, such as covenants that could limit our ability to, among other things, incur additional indebtedness, liens, or other encumbrances, make dividends or other distributions to holders of our capital stock, and sell or transfer assets, as well as certain financial covenants. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

Geopolitical conditions, including trade disputes and direct or indirect acts of war or terrorism, could have an adverse effect on our operations and financial results.

Our operations could be disrupted by geopolitical conditions, trade disputes, international boycotts and sanctions, political and social instability, acts of war, terrorist activity or other similar events. From time to time, we could have a large number of customers located in a particular geographic region. Decreased demand from a discrete event impacting a region in which we have a concentrated exposure could negatively impact our results of operations.

In February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. We have not experienced any significant direct impacts from the conflict between Russia and Ukraine. However, we have experienced an increase in the cost of products from suppliers as well as an increase in shipping costs due to the increase in gas prices. While product cost increases have been passed through to our customers through product price increases, the increase in shipping costs has been absorbed by the Company, resulting in nominal impact to our profit margins.

The situation in Ukraine remains uncertain, and while it is difficult to predict the impact of the conflict between Russia and Ukraine, the conflict and actions taken in response to the conflict could further increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Risks Associated with our Common Stock and Company

The issuance of shares upon conversion of the Series A Preferred Stock and exercise of outstanding warrants will cause immediate and substantial dilution to our existing stockholders.

As of March 28, 2023, there were 1,752.37 shares of our Series A Preferred Stock convertible into an aggregate of 1,752,370 shares of Common Stock and warrants to purchase an aggregate of 3,279,508 shares of Common Stock outstanding. The issuance of shares upon conversion of preferred shares and exercise of warrants will result in substantial dilution to the interests of other stockholders since the selling security holders may ultimately convert and sell the full amount issuable on conversion, subject to any limitations on beneficial ownership that may result from such conversion.

Because we do not intend to pay any cash dividends on our shares of Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

There has been no prior market for our Common Stock. An active market may not develop or be sustainable.

An active trading market for our Common Stock may never develop following completion of our initial public offering or, if developed, may not be sustained. The lack of an active trading market may impair the value of your shares and your ability to sell your shares at the time you wish to sell them. An inactive trading market may also impair our ability to raise capital by selling our Common Stock and entering into strategic partnerships or acquiring other complementary products, technologies or businesses by using our Common Stock as consideration. In addition, if we fail to satisfy exchange listing standards, we could be delisted, which would have a negative effect on the price of our securities.

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our Common Stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our Common Stock shortly following our initial public offering and the sales of our Common Stock by certain selling stockholders.

In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.

The price of our Common Stock may fluctuate or may decline regardless of our operating performance, resulting in substantial losses for investors.

The market price of our Common Stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including: actual or anticipated fluctuations in our results of operations; the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections; failure of securities analysts to initiate or maintain coverage of our Company, changes in financial estimates or ratings by any securities analysts who follow our Company or our failure to meet these estimates or the expectations of investors; announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, operating results or capital commitments; changes in operating performance and stock market valuations of other companies in our industry; price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole; changes in our Board or management; sales of large blocks of our Common Stock, including sales by our executive officers, directors and significant stockholders; lawsuits threatened or filed against us; changes in laws or regulations applicable to our business; the expiration of lock-up agreements; changes in our capital structure, such as future issuances of debt or equity securities; short sales, hedging and other derivative transactions involving our capital stock; general economic and geopolitical conditions, including the current or anticipated impact of military conflict and related sanctions imposed on Russia by the United States and other countries due to Russia’s recent invasion of Ukraine; and the other factors described in this section of the report captioned, “
Risk Factors
.”

Certain recent initial public offerings of companies with relatively small public floats comparable to our anticipated public float have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company. Our Common Stock may potentially experience rapid and substantial price volatility, which may make it difficult for prospective investors to assess the value of our Common Stock.

In addition to the risks addressed above under “
The price of our Common Stock may fluctuate or may decline regardless of our operating performance, resulting in substantial losses for investors
,” our Common Stock may be subject to rapid and substantial price volatility. We may experience extreme stock price volatility unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our ordinary shares. Recently, there have been instances of extreme stock price run-ups followed by rapid price declines and strong stock price volatility with a number of recent initial public offerings, especially among companies with relatively smaller public floats. As a relatively small-capitalization company with relatively small public float, we may experience greater stock price volatility, extreme price run-ups, lower trading volume and less liquidity than large-capitalization companies. In particular, our Common Stock may be subject to rapid and substantial price volatility, low volumes of trades and large spreads in bid and ask prices. Such volatility, including any stock-run up, may be unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our Common Stock.

In addition, if the trading volumes of our shares of Common Stock are low, persons buying or selling in relatively small quantities may easily influence prices of our shares of Common Stock. This low volume of trades could also cause the price of our Common Stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our Common Stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our Common Stock. As a result of this volatility, investors may experience losses on their investment in our Common Stock. A decline in the market price of our Common Stock also could adversely affect our ability to issue additional shares of Common Stock or other securities and our ability to obtain additional financing in the future. No assurance can be given that an active market in our Common Stock will develop or be sustained. If an active market does not develop, holders of our Common Stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain additional executive management and qualified board members.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. We will need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

As a result of becoming a public company, we will be obligated to develop and maintain proper and effective internal control over financial reporting. If we fail to do so in a timely manner, or our internal control over financial reporting is not determined to be effective, this may adversely affect investor confidence in our company and, as a result, the value of our Common Stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

In future periods, if during the evaluation and testing process, we identify any other material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Common Stock to decline, and we may be subject to investigation or sanctions by the SEC.

Our Certificate of Incorporation allows for our Board to create new series of preferred stock without further approval by our stockholders which could adversely affect the rights of the holders of our Common Stock.

Our Board has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board also has the authority to issue preferred stock without further stockholder approval. As a result, our Board could authorize the issuance of a series of preferred stock that would grant to such holders (i) the preferred right to our assets upon liquidation, (ii) the right to receive dividend payments before dividends are distributed to the holders of Common Stock and (iii) the right to the redemption of the shares, together with a premium, prior to the redemption of our Common Stock. In addition, our Board could authorize the issuance of a series of preferred stock that has greater voting power than our Common Stock or that is convertible into our Common Stock, which could decrease the relative voting power of our Common Stock or result in dilution to our existing holders of Common Stock.

Any of the actions described in the preceding paragraph could significantly adversely affect the investment made by holders of our Common Stock. Holders of Common Stock could potentially not receive dividends that they might otherwise have received. In addition, holders of our Common Stock could receive less proceeds in connection with any future sale of the Company, whether in liquidation or on any other basis.

Our officers and directors own a substantial amount of our Common Stock and, therefore, exercise significant control over our corporate governance and affairs which may result in their taking actions with which other stockholders do not agree.

Our executive officers and directors will control approximately 16.65% of our outstanding Common Stock after our initial public offering. These stockholders, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control which might be in other stockholders’ best interest, but which might negatively affect the market price of our Common Stock.

Our Certificate of Incorporation will designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between the Company and its stockholders, which could limit the Company’s stockholders’ ability to choose the judicial forum for disputes with the Company or its directors, officers, or employees.

Our Certificate of Incorporation provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or if such court does not have subject matter jurisdiction, any other court located in the State of Delaware with subject matter jurisdiction, will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company or its officers or directors arising pursuant to any provision of the DGCL or the Amended and Restated Certificate of Incorporation or Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine of the law of the State of Delaware; provided, that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state court sitting in the State of Delaware. Additionally, the Certificate of Incorporation provides that, unless the Company consents to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; provided, however, that such provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. However, there is uncertainty as to whether a court would enforce this provision and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any of the securities of the Company will be deemed to have notice of and consented to these provisions. These exclusive-forum provisions may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with the Company or its directors, officers, or other employees, which may discourage lawsuits against the Company and its directors, officers, and other employees. If a court were to find these exclusive-forum provisions to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm its results of operations.

We are an “emerging growth company” and a “smaller reporting company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our Common Stock less attractive to investors.

We are an “emerging growth company” and a “smaller reporting company” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” and “smaller reporting companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our Common Stock pursuant to an effective registration statement under the Securities Act, although we will lose that status sooner if our revenues exceed $1.235 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) the market value of our Common Stock held by non-affiliates is equal to or less than $250 million as of the last business day of the most recently completed second fiscal quarter, and (ii) our annual revenues is equal to or less than $100 million during the most recently completed fiscal year and the market value of our Common Stock held by non-affiliates is equal to or less than $700 million as of the last business day of the most recently completed second fiscal quarter.

We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile. In addition, taking advantage of reduced disclosure obligations may make comparison of our financial statements with other public companies difficult or impossible. If investors are unable to compare our business with other companies in our industry, we may not be able to raise additional capital as and when we need it, which may materially and adversely affect our financial condition and results of operations.

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. IN REVIEWING THIS FILING, POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT OTHER POSSIBLE RISKS MAY ADVERSELY IMPACT THE COMPANY’S BUSINESS OPERATIONS AND THE VALUE OF THE COMPANY’S SECURITIES.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal place of business is located at 1915 Swarthmore Avenue, Lakewood, New Jersey 08701, which consists of approximately 6,770 square feet of space which the Company leases. The relevant lease is scheduled to expire on October 31, 2024.

We do not own any properties or land.

We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results.

From time to time, we are subject to litigation and other proceedings that arise in the ordinary course of our business. Subject to the inherent uncertainties of litigation and although no assurances are possible, we believe that there are no pending lawsuits or claims that, individually or in the aggregate, will have a material adverse effect on our business, financial condition or our yearly results of operations.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to our initial public offering, our Common Stock has not been listed on any stock exchange or quoted on any over-the-counter market or quotation system and there has been no public market for our Common Stock. We have applied to have our Common Stock listed on the Nasdaq Capital Market under the symbol “BABY,” which listing is a condition to our initial public offering and the sale of securities registered for resale by certain selling stockholders under our Resale Prospectus.

Holders of Common Stock

As of March 28, 2023, we have 4,939,345 shares of Common Stock issued and outstanding held by 39 stockholders of record.

Dividend Policy

We do not currently anticipate declaring or paying cash dividends on our Common Stock in the foreseeable future. We currently intend to retain our future earnings, if any, to finance the development and expansion of our business and to pursue selective merger and acquisition opportunities. Any future determination to pay dividends will be at the discretion of our Board and will depend upon then-existing conditions, including our results of operations and financial condition, capital requirements, business prospects, statutory and contractual restrictions on our ability to pay cash dividends, including restrictions contained in our senior credit facility, and other factors our board of directors may deem relevant. Accordingly, you may need to sell your shares of our Common Stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them. Our Series A Preferred Stock ranks on parity with our Common Stock with respect to dividend rights.

Securities Authorized for Issuance under 2022 Equity Incentive Plan

Our Board and stockholders adopted the 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”) on September 1, 2022 and October 19, 2022, respectively. The 2022 Equity Incentive Plan governs equity awards to our employees, directors, officers, consultants, and other eligible participants. Under the 2022 Equity Incentive Plan there are 350,000 shares of Common Stock reserved for issuance.

The types of awards permitted under the 2022 Equity Incentive Plan include nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify.

The Board has the power to amend, suspend or terminate the 2022 Equity Incentive Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of our Common Stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within twelve (12) months prior to such an event.

As of December 31, 2022, the Company has not granted any awards under the 2022 Equity Incentive Plan.

Recent Sales of Unregistered Securities

In February 2022, the Company issued 150 shares of Series A preferred stock and 1,291,922 shares of common stock to management and advisors pursuant to services performed.

In March 2022, the Company received proceeds of $1,689,980 pursuant to the Subsequent Closing.  Simultaneously with the proceeds from the Subsequent Closing, the 2021 Notes and $250,000 in related party accounts payable converted into shares of common stock and preferred stock on a one-for-one basis (based on the as-converted calculation of preferred stock). Altogether, the Company issued 2,270 shares of preferred stock and 731,690 shares of common stock pursuant to an aggregate value of $3,001,667, consisting of the March 2022 Subsequent Closing and the note and payable conversions.

On September 13, 2022, the Company conducted the first closing of a private placement offering of its common stock to accredited investors (the “Pre-IPO Offering”).  Pursuant to the Pre-IPO Offering, the Company sold an aggregate of 538,338 shares of common stock at a price of $1.08 per share for net proceeds of $429,711, after deducting costs paid to the placement agent. In connection with the Pre-IPO Offering, the Company issued warrants to purchase 37,683 shares of common stock to the placement agreement as additional offering costs.

In October 2022, the Company issued 150,000 shares of common stock pursuant to professional fees incurred for the Company’s anticipated public offering.

On October 19, 2022, the majority of all of the holders of (i) the issued and outstanding shares of common stock (the “Common Holders”) and (ii) the issued and outstanding shares of Series A Preferred Stock (the “Preferred Holders”), and all of the Purchasers under the Securities Purchase Agreement (together with the Common Holders and the Preferred Holders, the “Holders”) entered into an Omnibus Waiver, Consent and Exchange Agreement, pursuant to which the Holders agreed to, (1) amend and restate the Company’s Certificate of Incorporation and the Certificate of Designation of its Series A Preferred Stock to, among other things, increase the number of authorized shares of Preferred Stock designated as Series A Preferred Stock and to increase the Beneficial Ownership Limitation from 4.99% to 9.99%, (2) terminate all prior lock-up agreements to which the Preferred Holders were a party pertaining to the Company’s equity securities and replace and supersede all prior lock-up agreements to which the Common Holders were a party pertaining to the Company’s equity securities with a new lock-up agreement to be entered into in connection with the IPO underwriting agreement, (3) permit the Preferred Holders to exchange an aggregate of 543,456 shares of Common Stock held by the Preferred Holders for shares of the Company’s Series A Preferred Stock (the “Exchanged Series A Preferred Stock”), and (4) forever waive all registration rights granted to the Holders under the Securities Purchase Agreement.

Following the exchange of the Preferred Holders’ shares of Common Stock into Exchanged Series A Preferred Stock, the Preferred Holders converted 1,291.085 shares of Series A Preferred Stock back into 1,291,085 shares of Common Stock.

On January 25, 2023, the Company issued three unsecured original issue discount promissory notes in the aggregate principal amount of $577,500, respectively (the “OID Notes”). The Company received proceeds in the aggregate amount of $550,000 in connection with the issuance of the OID Notes. No interest shall accrue on the OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The principal and all unpaid interest owed under each OID Note shall be due and payable on the earlier of (i) April 30, 2023, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering.

The Company is presently conducting a private offering (the “March 2023 Private Offering”) of up to $1,000,000 of its unsecured promissory notes (“New Notes”) and warrants to purchase up to 1,000,000 shares of the Company’s common stock.  The New Notes will bear interest at a rate of 6% per annum and will mature (the “New Notes Maturity Date”) on the earlier of two years from the date of the initial closing of such private placement or a liquidity event, as defined in the New Notes, which includes a firm commitment underwritten initial public offering of the Common Stock.  Each of the New Notes will be coupled with an equal number of warrants (the “New Warrants”) to purchase common stock (up to $1,000,000 warrants) at an exercise price of $1.00 per share.  On the New Notes Maturity Date, the New Notes will be automatically repaid, and the proceeds payable shall be automatically applied to the exercise of the New Warrants.    As of March 28, 2023, the Company has issued $650,000 of New Notes and have issued New Warrants to purchase 650,000 shares of common stock.  The Company received net proceeds of $590,00
0.

Public Offering

The Company’s registration statement on Form S-1 (Registration Number 333-267982) relating to its initial public offering was declared effective by the Securities and Exchange Commission on February 14, 2023.  As of March 28, 2023, the Company has not consummated its initial public offering and has not received any proceeds therefrom.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A description of material factors known to us that may cause our results to vary or may cause management to deviate from its current plans and expectations, is set forth under “Risk Factors.” See “Cautionary Note Regarding Forward-Looking Statements.” The following discussion should also be read in conjunction with our audited consolidated financial statements including the notes thereto appearing elsewhere in this filing.

Overview of Operations

We are primarily a baby gear distributor based in Lakewood, New Jersey. We showcase and sell our products through our showroom and our website,
www.pishposhbaby.com
, third party marketplaces like Amazon.com and our boutique (on site). We also showcase and sell our baby gear products directly to consumers in our retail showroom in Lakewood, New Jersey. We focus on providing our consumers with high value content and education on brands of baby gear we believe to be of high quality. We have a team of Mom reps to assist consumers in our showroom, online and over the telephone. Our Mom reps are educated consumer advocates who we believe offer real value by helping guide customers, especially new moms to be, who may be very overwhelmed by the pregnancy experience, in a non-judgmental, friendly, and professional manner.

Although approximately 85% of our current sales are from strollers, stroller accessories and car seats, we also offer a variety of products including baby carriers, diaper bags, feeding and safety accessories and bouncers. We do not have our own fulfilment operations. We outsource our order fulfilment operations to a 35,000 square foot warehouse fulfilment center which we believe improves customer service and shortens the delivery time compared with those e-commerce retailers that do not hold any inventory. Outsourcing also lowers shipping costs as compared to drop shipping. We offer next day delivery via FedEx, UPS & USPS in the New York Tri-State area and free shipping on orders over $75. We currently maintain approximately $4.5 million of inventory, consisting of strollers, car seats and highchairs, with a 60 – 90-day turnover. With respect to items of which we sell less, we take customer orders before we purchase inventory from our vendors and then drop ship to the customer directly from the manufacturer thereby reducing our inventory risk on such items.

According to Market Watch, new mothers represent $16 billion in combined consumer purchasing power. We focus on offering baby gear for the mid to higher income demographics, specifically those with annual income of $75,000 and more. Currently, our average order is $200 – $300. However, since we believe that the average spending by expectant parents is around $4,000, we hope to be able to generate additional sales by offering additional products.

Our strategy is built upon:

•	Sales growth of approximately 17% over the last three years without any new investment dollars, demonstrating ability to grow despite a challenging retail and macro environment.

•	From 2022 vs. 2021, PishPosh has ramped sales by approximately 65%.

•
The Company drives engagement using celebrity micro influencers via social media coupled with extensive data-collection and analytic capabilities to provide a personalized shopping experience that anticipates customer preferences and results in repeat purchases over long periods of time.

•	PishPosh is a valued partner to its vendors because of its large and highly engaged consumer audience, providing significant brand exposure and ongoing revenue opportunities.

•
The Company has recently integrated a highly successful procurement and manufacturing team and intends to begin leveraging its recognized name by producing PishPosh-branded product lines to yield higher margins.

With additional investment to allow further scaling, the combination of its unique customer base, vendor relationships, efficient fulfilment infrastructure, and the ability to leverage its own brand for new products will result in significant competitive advantages and sustainably higher gross sales and net margins.

Our challenge is to ensure that potential customers do not use our content, education, and advice and purchase elsewhere. We currently intend to purchase, from time to time, end of season inventory to offer lower prices to help with customer acquisition. We also intend to widen our product line to furniture and nursery (products such as bedding and linen) in an effort to reach a broader range of consumers and to have a larger order value and better lifetime value per consumer. We intend to increase our Mom reps to include a wider range of persons in order to communicate with and relate to varied demographics. We believe that our Mom reps not only help increase our customer base but also help us compete with the Big Box stores and other online retailers. The salespeople in the Big Box stores do not necessarily consist of educated parents as our Mom reps. Online e-commerce retailers cannot provide the personal expertise that our Mom reps offer our potential customers.

Another major challenge of ours is that we are subject to the terms and conditions imposed on us by our vendors. We do not have any contracts or binding agreements to purchase inventory. Management works diligently to maintain good relationships with our vendors.

Key Factors Affecting our Performance

As a result of a number of factors, our historical results of operations may not be comparable to our results of operations in future periods, and our results of operations may not be directly comparable from period to period. Set forth below is a brief discussion of the key factors impacting our results of operations.

Known Trends and Uncertainties

Inflation

Prices of certain commodity products, including raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, trade restrictions and tariffs. Increasing prices in the component materials for the goods we sell may impact the availability and the price of the products, as vendors search for alternatives to existing materials and increase the prices they charge for the goods. Also, cost base reflects significant elements for freight, including fuel, which has significantly increased due to the effects of the coronavirus (COVID-19) pandemic and Russia’s initiation of military action against Ukraine. Rapid and significant changes in commodity prices such as fuel and plastic may increase the price at which we purchase goods that we sell from our vendors, and as a result, if we are unable to pass the increased costs of raw materials on to our customers, such increased costs may negatively affect our profit margins. We have experienced an increase in the cost of products from suppliers as well as an increase in shipping costs due to the increase in gas prices. While product cost increases have been passed through to our customers through product price increases, the increase in shipping costs has been absorbed by the Company, resulting in nominal impact to our profit margins. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs by increasing prices for our products.

Interest Rate

Fluctuations in interest rates impact on the value of investments and financing activities, giving rise to interest rate risk. The debt of the Company is comprised of different instruments, which bear interest at either fixed or floating interest rates. The ratio of fixed and floating rate instruments in the loan portfolio is monitored and managed. All of our notes payable and capital lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates. A majority of the interest rates on our borrowings compare favorably with those rates available in the market.

The Company policy with regards to financial assets, is to invest cash at floating rates of interest and to maintain cash reserves in short-term investments in order to maintain liquidity, while also achieving a satisfactory return for shareholders.

The impact of recent interest rate increases has increased interest incurred on our merchant advances and credit transactions, however the impact has not been material to our operations or financial performance.
Increasing interest rates may affect the Company’s financing activities, which could make it more difficult for the Company to secure inventory on a timely basis and adversely impact the Company’s ability to manage its accounts payable with suppliers.

Geopolitical Conditions

Our operations could be disrupted by geopolitical conditions, trade disputes, international boycotts and sanctions, political and social instability, acts of war, terrorist activity or other similar events. From time to time, we could have a large number of customers located in a particular geographic region. Decreased demand from a discrete event impacting a region in which we have a concentrated exposure could negatively impact our results of operations.

Recently, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, is likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Impact of the COVID-19 Pandemic on Our Operations

The recent and ongoing COVID-19 pandemic could materially affect our operations, as well as the business or operations of third parties with whom we conduct business.

The future impact that COVID-19 may have on our results of operations is uncertain. We experienced a decrease in our net revenues of approximately 8% from the year ended December 31, 2021, compared to the year ended December 31, 2020. This decrease was primarily due to supply chain constraints resulting from the COVID-19 pandemic. In an effort to avoid running out of saleable merchandise inventory and losing revenue, we have had to, when available, acquire larger quantities of our traditional inventory and broaden our product offering to adopt to customer needs ahead of time. However, our suppliers have at times indicated that they would not be able to accommodate our order volume. If the disruptions caused by COVID-19 continue for an extended period, our ability to meet the demands of our customers may be materially impacted. To date, we have not experienced any material reduction in the available supply of products and our outlook and business goals have not been materially affected by the supply chain disruptions. We will continue to evaluate the nature and extent of COVID-19’s impact to our business, results of operations, financial condition and liquidity. Our results presented herein are not necessarily indicative of the results to be expected for future periods in 2022 or the full fiscal year.

Management cannot predict the full impact of the COVID-19 pandemic on our sourcing, manufacturing and distribution of our products or to economic conditions generally, including the effects on consumer spending. The ultimate extent of the effects of the COVID-19 pandemic on us is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Our business could be adversely affected by the effects of other future health epidemics or pandemics in regions where we or third parties on which we rely have significant business operations.

Seasonality

Since the demand for the category of products that we sell is not related to any particular season, and no seasonal pattern exists with respect to pregnancies, our business rarely suffers a seasonal impact.

Components of Our Results of Operations

Net revenues

We sell our products through our showroom and our website, as well as third party marketplaces like Amazon.com and our boutique (on site). We also showcase and sell our baby gear products directly to consumers in our retail showroom in Lakewood, New Jersey.

Cost of net revenues and Gross profit and margin

Our cost of net revenue includes the direct cost of purchased merchandise, inventory shrinkage, inventory adjustments due to obsolescence including excess and slow-moving inventory and lower of cost and net realizable reserves. Cost of net revenues also includes duties and inbound freight.

Our gross profit and margin is primarily driven by fluctuations in our product costs for purchased inventory.

General and Administrative Expenses

General and administrative expenses consist primarily of all payroll and payroll-related expenses, professional fees, insurance, software costs, merchant processing fees and expenses related to our operations at our headquarters, including warehouse costs, including utilities, depreciation and amortization, and other costs related to the administration of our business.

Following the completion of our initial public offering, we expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and higher expenses for insurance, investor relations and professional services. We expect these costs will increase our operating costs.

Sales and Marketing Expenses

Sales and marketing expenses include advertising and marketing costs, including print, email marketing, digital and social media costs, public relations costs, as well as fulfilment charges, outbound shipping to customers, and Amazon commissions.

Interest Expense

Interest expense is incurred on the Company’s various loans and merchant advances.

Results of Operations

Summary of Results of Operations for the years ended December 31, 2022 and December 31, 2021

The following table presents our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Net revenues	$21,986,784	$13,331,398
Cost of net revenues	14,735,590	8,892,262
Gross profit	7,251,194	4,439,136
General and administrative	5,829,111	2,089,153
Research and development	146,022	-
Sales and marketing	6,367,245	3,396,989
Loss from operations	(5,091,184)	(1,047,006)
Other income (expense)	(50,065)	(132,157)
Net loss	$(5,141,249)	$(1,179,163)

Net revenues

Net revenue was $22.0 million for the year ended December 31, 2022, as compared to $13.3 million for the comparable year ended December 31, 2021 an increase of $8.7 million.  The increase was primarily due to a larger assortment and more variety of inventory available in 2022, as well as continued marketing efforts to support e-commerce activities.

Cost of net revenues and Gross profit and margin

Cost of net revenues was $14.7 million for the year ended December 31, 2022, as compared to $8.9 million for the comparable year ended December 31, 2021, an increase of $5.8 million.  The increase was primarily attributable to higher revenues in 2022.

Our gross profit for the year ended December 31, 2022 was $7.3 million and $4.4 million for the year ended December 31, 2021, and our gross margin was 33.0% and 33.3% for the years ended December 31, 2022 and 2021, respectively, as our product and shipping costs as a percentage of revenue were consistent.

General and Administrative Expenses

General and administrative expenses were $5.8 million for the year ended December 31, 2022, as compared to $2.1 million for the comparable year ended December 31, 2021, an increase of $3.7 million. The increase was primarily due to stock-based compensation and other non-cash expenses as well as increased headcount in 2022.

General and administrative expenses as a percentage of revenues were 26.5% and 15.7% for the years ended December 31, 2022 and 2021, respectively.

Research and Development

Research and development expenses were $146,022 in the year ended December 31, 2022, which related to product testing.

Sales and Marketing Expenses

Sales and marketing expenses were $6.4 million for the year ended December 31, 2022, as compared to $3.4 million for the comparable year ended December 31, 2021, an increase of $3.0 million. The increase was primarily due to continued advertising and increased digital marketing efforts, as well as public relations costs in 2022.

Sales and marketing expenses as a percentage of revenues were 29.0% and 25.5% for the years ended December 31, 2022 and 2021, respectively.

Other Income (Expense), Net

Interest expense was $209,224 for the year ended December 31, 2022, as compared to $132,157 or the comparable year ended December 31, 2021. The increase was due to new loans and merchant advances entered into during the year. Other income was $159,159 in 2022, primarily due to the PPP forgiveness.

Net Loss

Net loss was $5.1 million for the year ended December 31, 2022, as compared to $1.2 million for the comparable year ended December 31, 2021, an increase of $3.9 million. The increase in net loss was primarily due to higher operating expenses driven by stock and non-cash compensation in 2022, partially offset by higher gross profit and other income.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital to fund our inventory and marketing expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations, and debt financing. As of December 31, 2022 and December 31, 2021, we had $218,605 and $773,880 of cash, respectively.

Borrowings

During 2022 and 2021, we entered into several short-term merchant loans with Amazon.   The loans mature in six to nine months and bear interest ranging from 8% to 12%.  The loans require monthly principal and interest payments.  During the years ended December 31, 2022 and 2021, we received merchant advances totaling $7,202,000 and $797,010, respectively, and made repayments totaling $5,570,794 and $987,843, respectively. As of December 31, 2022 and 2021, we had $1,843,025 and $209,168, respectively in outstanding principal pertaining to these merchant loans.  Interest expense for the loans totaled $157,322 and $40,852 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, there was $17,376 and $0, respectively, in interest payable pertaining to these loans.

During 2021, we received loan proceeds of $651,873 from a related party.  The loan was unsecured, non-interest bearing and due on demand.  During 2021, we fully repaid this loan.

In May 2021, we entered into a loan with a lender in an aggregate principal amount of $142,597 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan is evidenced by a promissory note (“PPP Note”). Subject to the terms of the PPP Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of five years, and is unsecured and guaranteed by the Small Business Administration. We may apply to the lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent, and covered utility payments incurred by the Company during the applicable forgiveness period, calculated in accordance with the terms of the CARES Act. The PPP Note provides for customary events of default including, among other things, cross-defaults on any other loan with the lender. The PPP Loans may be accelerated upon the occurrence of an event of default. The loan proceeds were used for payroll and other covered payments including general operating costs and were fully forgiven in February 2022. As such, the Company recorded a gain of $142,597 included in other income in the statements of comprehensive loss.

As of December 31, 2022 and 2021, we had $1,025,000 outstanding pertaining to a promissory note received in 2021.  In December 2022, the Company extended the maturity date to March 31, 2024.  Interest expense for the years ended December 31, 2022 and 2021 were $0 and $25,000, respectively, all of which was accrued and unpaid as of December 31, 2022.

In November 2021, in connection with the Note Closing, we entered into the Notes for an aggregate principal amount of $1,061,687. The Notes bear interest at 8% per annum and matured on February 28, 2022. The Notes are convertible into shares of Common Stock and/or Series A Preferred Stock and warrants to purchase Common Stock of the Company. In March 2022, upon the Subsequent Closing, $1,061,687 of the Notes automatically converted into shares of Common Stock at a conversion price of $1.00 per share and/or, subject to the Beneficial Ownership Limitation (as defined below), Series A Preferred Stock and Mergeco Warrants.

During the year ended December 31, 2021, we incurred $16,562 in interest pertaining to the Notes, all of which was accrued and unpaid as of December 31, 2021. Upon the Subsequent Closing and conversion of the Notes at their principal amount, the interest was deemed forgiven and we recorded a gain in other income in the statements of comprehensive loss.

In connection with the Subsequent Closing, as part of the Placement Agent Consideration (as defined below), we issued a convertible promissory note to Palladium Capital Group, LLC (formerly Palladium Capital Advisors, LLC) in the principal amount of $240,135, dated March 1, 2022, which was subsequently assigned to Palladium Holdings LLC on April 6, 2022 (the “
Palladium Note
”). The Palladium Note bears interest at a rate of 8% per annum and matures on September 1, 2023; provided, that no interest will be payable in the event such Palladium Note is converted into shares of common and/or Series A Preferred Stock and warrants of PishPosh, Inc. The value of the Palladium Note was recognized as offering costs and charged to additional paid-in capital.

On August 23, 2022, we issued a Convertible Promissory Note to Dov Kurlander pursuant to services performed in the principal amount of $950,000 (the “Kurlander Note”). The Kurlander Note bears interest at 5% per annum, with principal and interest payments payable monthly, and matures on May 15, 2023.
The terms of the Kurlander Note provide that Mr. Kurlander shall be entitled, at his election, to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under the Kurlander Note into validly issued, fully paid and non-assessable shares of Common Stock at a price equal to an amount that is 110% of the price at which the Company consummates its initial public offering of its Common Stock on the effective date of this registration statement. However, pursuant to the terms of the Kurlander Note, Mr. Kurlander shall not have the right to exercise any portion of the Kurlander Note as his current beneficial ownership exceeds the Beneficial Ownership Limitation.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Year Ended
	December 31,
	2022	2021
Net cash used in operating activities	$(4,272,410)	$(1,173,098)
Net cash used in investing activities	(33,762)	(99,611)
Net cash provided by financing activities	3,750,897	1,988,451
Net change in cash and cash equivalents	$(555,275)	$715,742

Cash Used in Operating Activities

Cash flows used in operating activities were $4.3 million for the year ended December 31, 2022, as compared to cash provided of $1.2 for the comparable year ended December 31, 2021. Cash used during the year ended December 31, 2022 was primarily driven by our net loss of $5.1 million, decreases in operating assets and liabilities of $1.8 million, partially offset by non-cash charges of $2.7 million.  Changes in operating assets and liabilities included an increase of $1.6 million in inventory and deferred offering costs of $0.8 million, partially offset by an increase of $0.8 million in accounts payable and accounts payable, related party.

Cash flows used in operating activities for the year ended December 31, 2021 were primarily driven by our net loss of $1.2 million and cash used in operating assets and liabilities of $0.2 million, partially offset by non-cash charges of $0.2 million. Changes in operating assets and liabilities included an increase of $1.1 million in inventory, partially offset by an increase of $0.8 million in accounts payable.

Cash Used in Investing Activities

Cash used in investing activities was $33,762 and $0.1 million for the years ended December 31, 2022 and 2021, respectively primarily driven by capitalized website development costs.

Cash Provided by Financing Activities

We received loan proceeds of $7.2 million for the year ended December 31, 2022 and made repayments totaling $5.6 million. We also received $1.7 million in the issuance of preferred and common stock pursuant to the Subsequent Closing. We also received $0.4 million in the issuance of common stock from the pre-IPO offering.

In the year ended December 31, 2021, we received an aggregate of $4.2 million in proceeds from loans, merchant advances, related party advances and convertible notes. We made loan repayments of $1.5 million and repaid related party loans totaling $0.7 million.

Going Concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has often not generated profits since inception, has sustained net losses of $5,141,249 and $1,179,163 for the years ended December 31, 2022 and 2021 respectively, and has negative cash flows from operations for the years then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next 12 months from the date the financial statements were available to be issued is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or to obtain additional capital financing.  Through the date the financial statements were available to be issued, the Company has been primarily financed through the issuance of loans and proceeds from the sale of preferred and common stock.  In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. No assurance can be given that the Company will be successful in these efforts.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is seeking to raise capital via an equity offering. In the event the Company does not complete an offering, the Company expects to seek additional funding through private equity or debt financings. The Company may not be able to obtain financing on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We are using the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenues of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of this offering is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company after this offering if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Reports on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). The Company’s fiscal year end is December 31.

Use of Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, inventory, revenue recognition, and e-commerce accounting considerations. We base our estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•
Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•
Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of our accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short maturity of these instruments. We believe the carrying amount of our convertible notes payable and loan payable approximate fair value based on rates and other terms currently available to us for similar debt instruments.

Accounts Receivable

Accounts receivable are derived from products delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventory

Inventories consist of finished goods and products in transit from the Company’s suppliers.  Finished goods inventory includes amounts primarily held at the Company’s warehouse location and at Amazon.  Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight and duties. Inventory is recorded at the lower of cost or net realizable value using the first-in-first-out (FIFO) method. If the Company determines that the estimated net realizable value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those projected by the Company, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made.

Intangible Assets

Intangible assets consist of capitalized website development costs less accumulated amortization. Website development costs are capitalized during the application and infrastructure development stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-50. We amortize these costs using the straight-line method over an estimated useful life of three years.

Impairment of Long-Lived Assets

We review our long-lived assets (property and equipment and amortizable intangible assets) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Revenue Recognition

In accordance with FASB ASC 606,
Revenue from Contracts with Customers
¸ the Company determines revenue recognition through the following steps:

•	Identification of a contract with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when or as the performance obligations are satisfied.

Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the Company's customers in an amount that reflects the consideration expected to be received in exchange for transferring goods or services to customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance.

The Company derives its revenue primarily from e-commerce transactions. For e-commerce transactions, revenue is recognized at the time the product is shipped to the customer, which is the point in time when control is transferred. The Company generates a small percentage of sales in its showroom, which revenue is recognized at the time the product is sold in store to the customer.

The Company deducts discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued expenses until remitted to the taxing authorities. Shipping and handling fees charged to customers are included in net revenues.  All shipping and handling costs are accounted for as fulfillment costs in sales and marketing expense, and are therefore not evaluated as a separate performance obligation.

Cost of Revenue

Cost of revenue consists of the costs of inventory sold, packaging materials costs, inbound freight and customs and duties.  The Company includes outbound freight associated with shipping goods to customers as a component of sales and marketing expenses as noted below.

Sales and Marketing

Sales and marketing expenses includes fulfillment center operations, third-party logistics costs, e-commerce selling commissions, marketing and advertising costs as well as public relations.

The Company also includes outbound freight associated with shipping goods to customers as a component of sales and marketing expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits costs, professional services and information technology.  General and administrative expenses also include payment processing fees, website costs and warehousing fees.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed.

Warrant Valuation

Stock warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices for comparable entities. The Company accounts for the expected life based on the contractual life of the warrants. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the warrants.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842, as modified by other subsequently issued related ASUs. The amendments in these Updates specify the accounting for leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. The Company adopted the new standard, including ASU No. 2021-09, Leases (Topic 842), Discount Rate for Lessees That are Not Public Business Entities, which provides nonpublic business entities with a practical expedient that allows them to elect, as an accounting policy, to use a risk-free rate as the discount rate for all leases, and all other related ASUs, effective January 1, 2022 using a modified retrospective approach. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard (see below).

As of January 1, 2022, the Company changed its accounting method for leases as a result of implementing the requirements of FASB ASC 842, Leases, using the modified retrospective transition method. There was no cumulative effect adjustment to the Company’s balance sheet as of January 1, 2022. Adoption of the new guidance did not have a significant impact to the statements of operations or cash flows for the year ended December 31, 2022. Comparative information has not been restated and continues to be reported under the accounting standards in effect for the prior period.

The new lease guidance requires the recognition of a right-of-use asset and a lease liability for operating leases. The Company elected the package of practical expedients, including 1) relief from reassessing whether any expired or existing contracts are or contain leases, 2) relief from reassessing the classification for any expired or existing leases, 3) relief from reassessing initial direct costs for any existing leases, 4) using hindsight to determine the lease term and assess impairment of right-of-use assets, 5) election not to apply the recognition requirements to short-term leases, and 6) election not to separate lease components from non-lease components.

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 on January 1, 2022 and the adoption of this ASU did not have a material impact on the Company’s financial statements and related disclosures.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this report and are incorporated herein by reference. An index of those financial statements is found in Item 15 of Part IV of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, and as a result of the remediation of previously identified material weaknesses, as described below, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

During the preparation of our financial statements for the fiscal years ended December 31, 2022 and 2021, we identified certain material weaknesses:

-	Management needs to establish internal controls to ensure all executed agreements are properly retained.
-
Management needs to establish internal controls to ensure all payments to or on behalf of the Company are made in accordance with the terms of the relevant agreements, are properly recorded, and any required proper annual government forms are filed.

-	Management needs to implement controls to accurately track gift certificates issued, utilized and outstanding.
-
The Company does not capitalize any freight costs associated with acquiring its inventory, which is not in accordance with Financial Accounting Standards Board Accounting Standards Codification 330, Inventory. For financial reporting purposes, the Company did make estimates of freight costs to be capitalized as of and recorded these estimates. Management needs to develop internal controls to accurately capture the freight costs in inventory balances for each reporting period.

-	Management needs to develop internal controls around inventory and inventory in-transit.
-	The Company lacks internal controls around cash receipts and cash disbursements.
-	The Company lacks internal controls over journal entries.
-
The Company lacks documentation of internal control policies over IT systems and third party websites.
The Company utilizes related parties’ credit cards to pay for inventory and other expenses of the Company. These credit cards are used by the Company and by the related parties and thus the credit card charges are co-mingled and susceptible to errors in accounting for Company activity. The Company should avoid utilizing related parties’ credit cards; however, if this type of financing is still required, Management needs to implement internal controls to ensure all Company related credit card charges are properly identified and recorded.

-	Management needs to establish internal controls to ensure all loans are properly documented and executed and that all payments to loan holders are made in accordance with the loan agreements.

We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses. The Company’s plan to remediate the material weaknesses in its internal control over financial reporting includes utilizing a portion of the working capital from its initial public offering to increase staffing within its finance department sufficient to facilitate proper segregation of accounting functions and to enable appropriate review of its internally prepared financial statements. In addition, the Company plans to retain outside consultants, experts in, and specializing in SEC reporting for public company registrants.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm, as non-accelerated filers are exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of March 28, 2023, the names and positions of our executive officers and directors serving as of such date. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Position	Director Since
Chaim (Charlie) Birnbaum	34	Chief Executive Officer and Director	May 2022
Eric Sherb	36	Chief Financial Officer	—
Alon Benishai (a.k.a. Allan Ben)	53	Chief Merchandising Officer (Non-Executive position)	—
Jesse Sutton	53	Chairman and Director	May 2022
Patrick White	69	Director	May 2022
Menachem (Mark) Kahn	25	Director	May 2022
Victor Setton	50	Director	September 2022

Chaim (Charlie) Birnbaum
. Charlie Birnbaum was appointed as Chief Executive Officer of the Company on January 18, 2023 and was appointed a director of the Company in May 2022. Prior to being appointed as Chief Executive Officer, Charlie served as Chief Operating Officer of Pish Posh Baby and became Chief Operating Officer of the Company concurrent with the Merger of Pish Posh Baby with and into the Company in February 2022. A decade-long veteran in online business-to-consumer (“B2C”) sales, Mr. Birnbaum has spent the last five years leveraging his deep knowledge of e-commerce operations and strategy to reposition PishPosh Baby as a rapidly expanding, profitable online player. Mr. Birnbaum is qualified to serve as a director of the Company due to his extensive experience and knowledge of online B2C sales.

Eric Sherb
. Eric Sherb was appointed as Chief Financial Officer of the Company on August 29, 2022. Mr. Sherb acted as the Company’s Chief Financial Officer on an outsourced basis since July 2022. He is a CPA with 13 years of experience in accounting advisory, auditing and mergers and acquisitions. He began his career at PricewaterhouseCoopers, where he worked as a senior associate from June 2011 to January 2013. Mr. Sherb has several years’ experience in mid-size audit and consulting firms with clients in a variety of industries. Since October 2018, Eric has been a founder and owner of EMS Consulting Services, LLC. He has extensive experience in financial reporting for pre-revenue startups to large public entities, including bookkeeping, consolidation, financial statement preparation and analysis, management and investor reporting, financial modeling and audit and IPO readiness. Mr. Sherb has provided technical advisory on complex transactions, including debt/equity financings, business combinations, revenue recognition, lease arrangements, etc. Mr. Sherb has helped clients establish and improve financial operations, including system implementation, compensation structures and the creation of accounting policies and processes. Mr. Sherb graduated with a Bachelor of Business Administration from Emory University in Accounting and Finance.

Alon Benishai (a.k.a. Allan Ben).
 Mr. Benishai is our Chief Merchandising Officer (a non-executive position). Since 2005, he has and continues to serve as the Chief Executive Officer of Art and Cook, a wholesale consumer goods specializing in home products. He was responsible for importing over $150M of goods in the past five years. Some of his daily duties include:

•	Leading the team responsible for designing, selecting, and executing the curated assortment of items offered;

•	Responsible for the strategy and growth of Art and Cook;

•	Responsible for getting the right products to customers in a timely fashion;

•	Leads Art and Cook’s integrated planning, flow planning, distribution centers, fulfilment centers, transportation, and last mile operations;

•	Leads a team of associates working across controllership, finance, merchandise planning, and financial planning and analysis;

•	Ensures Art and Cook’s stays ahead of the curve on the future of wholesale, by identifying, and developing future revenue streams; and

•	Oversees product management, operations transformation, and the user experience across omnichannel commerce.

Mr. Benishai brings more than 20 years’ experience working in product development, sourcing, and consulting and has served as a product, packaging, and branding advisor for companies such as Polaroid (2015-2016), Sharper Image (2016-2017), Brookstone (2019-2020) and Southern Telecom (2007-2022).

Jesse Sutton.
 Jesse Sutton was appointed Chairman of the Company on January 18, 2023 and was appointed as a director of the Company in May 2022. In addition, Mr. Sutton also previously served as Chief Executive Officer of Pish Posh Baby and became Chief Executive Officer of the Company concurrent with the Merger of Pish Posh Baby with and into the Company in February 2022 and continued to serve as the Chief Executive Officer of the Company until January 18, 2023. Mr. Sutton has over 25 years’ experience in the video game industry and has overseen the publishing of hundreds of games across all platforms and all genres. From 2007 through 2017, Mr. Sutton was CEO of Majesco Entertainment, a NASDAQ-traded video game publisher he co-founded in 2003 where he was responsible for the development and publishing of popular interactive entertainment titles such as Zumba and Cooking Mama. While with Majesco, he was responsible for all aspects of the company including funding, product development, SEC reporting, marketing, licensing, sales and operations. After Majesco Entertainment went private in 2017, he continued to serve as CEO through 2021, and from 2019 through 2020, he also served as President of Global Bit, a software development firm. Since 2019, Mr. Sutton also serves as Chief Executive Officer and a director of Ultimax Digital Inc. Since 2005, Mr. Sutton has served as Chairman of the Reach For The Stars School for Autistic Children. Mr. Sutton holds a Bachelor’s Degree from Yeshiva University. Mr. Sutton is qualified to serve as a director of the Company due to the valuable expertise and perspective he brings in his capacity as the Company’s Chief Executive Officer and because of his extensive experience and knowledge of the consumer products industry.

Patrick White
. Patrick White joined the Company as a director in May 2022. Mr. White has served as a director of VerifyMe, Inc. (NASDAQ: VRME) since July 12, 2017. Mr. White founded Document Security Systems, Inc. (NYSE: DSS), a technology company, and served as its Chief Executive Officer and Director from August 2002 until December 2012 and as its business consultant from 2012 to March 2015. Mr. White has been a director of BoxScore Brands Inc. (OTCQB: BOXES) (formerly, U-Vend, Inc.) since 2009. Mr. White was a Financial Advisor for Monroe County, NY Government from April 2016 until May 2017. Mr. White was a consultant to VerifyMe, Inc. from June 1, 2017 through August 14, 2017, when he was appointed Chief Executive Officer and President. Mr. White was appointed to the Company’s Board for his experience with previously serving as the Chief Executive Officer of a public company. Mr. White is qualified to serve as a director of the Company due to his substantial board and consulting experience.

Menachem (Mark) Kahn.

Mark Kahn joined the Company as a director in May 2022. Since 2022, Mr. Kahn works as a financial analyst at Israel David LLC a boutique securities litigation firm. Mr. Kahn was previously employed at Palladium Capital Group, LLC in a non-licensed analyst capacity. Prior to joining Palladium, Mr. Kahn co-founded Siyata Capital Partners Family fund, a hedge fund focusing on technology startups and growth companies, where he served as Technology Analyst from June 2020 to September 2021. At Siyata, Mr. Kahn assumed responsibility for the P&L of the fund and its clients. Mr. Kahn also has extensive experience in advising successful e-commerce companies and startup companies. From December 2018 through December 2019, he ran the development and design of SkuNexus, now a leading e-commerce software with partnerships with Shopify and BigCommerce, and other public companies. Mr. Kahn’s experience and strength in e-commerce, finance, and technology serve as a great asset for Pish Posh Baby’s Board. Mr. Kahn holds degrees in software architecture and design from General Assembly NYC which was awarded in December 2018. Mr. Kahn brings a wealth of experience to Pish Posh Baby, including knowledge of the finance, e-commerce, and technology spaces. His expertise in business development, software architecture and design, and P&L management is expected to contribute to Pish Posh Baby's continued success. His experience in advising successful e-commerce companies, combined with his understanding of the venture capital and startup space, make him an ideal addition to the Board. Mr. Kahn is highly respected in the industry and his appointment to the Board is an exciting development for Pish Posh Baby.

Victor Setton
. Victor Setton joined the Company as a director in September 2022. Since January 2005, Mr. Setton has served as President and Chief Executive Office of Just Mobile Direct Inc., a manufacturer and distributor of consumer electronics & accessories, selling primary to national retail accounts. In addition, since December 2020, Mr. Setton has also served as a founder of Current Digital Influence Group, a brand license developer of consumer products for digital media influencers. From May 2020 through February 2020, Mr. Setton acted as Chief Executive Officer of Mobile City Online, a direct-to-consumer commerce of mobile electronics and related accessories. Mr. Setton is qualified to serve as a director of the Company due to his experience and knowledge of the e-commerce and consumer products industry.

Board of Directors

The number of members of our Board will be determined from time to time by resolution of the Board. Currently, our Board consists of five (5) persons. Our directors hold office until the earlier of their death, resignation, retirement, disqualification, or removal or until their successors have been duly elected and qualified.

Director Independence

Prior to the closing of this initial public offering, our Board will be composed of a majority of “independent directors” as defined under the rules of The Nasdaq Stock Market LLC (“Nasdaq”). We use the definition of “
independence
” applied by Nasdaq to make this determination. Nasdaq Listing Rule 5605(a)(2) provides that an “
independent director
” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Nasdaq listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three (3) years was, an employee of the company;

•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of twelve (12) consecutive months within the three (3) years preceding the independence determination (subject to certain exemptions, including, among other things, compensation for board or board committee service);

•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s gross revenue for that year or $200,000, whichever is greater (subject to certain exemptions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three (3) years, any of the executive officers of the company served on the compensation committee of such other entity; or

•
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three (3) years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Under such definitions, our Board has undertaken a review of the independence of each director. Based on the information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that Patrick White, Menachem (Mark) Kahn and Victor Setton are all independent directors of the Company. However, our Common Stock is not currently quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board be independent and, therefore, the Company is not subject to any director independence requirements.

Committees of the Board

We have established an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”) and a nominating and corporate governance committee (the “Nominating and Governance Committee”). Each such committee of the Board has or will have the composition and responsibilities described below.

Audit Committee

The Audit Committee assists the Board in overseeing our accounting and financial reporting processes and the audits of our financial statements. The Audit Committee’s responsibilities include, among other matters: appointing, approving the compensation of, and assessing the independence of our registered public accounting firm; overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm; reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures; coordinating our Board’s oversight of our internal control over financial reporting, disclosure controls and procedures; discussing our risk management policies; meeting independently with our internal auditing staff, if any, registered public accounting firm and management; reviewing and approving or ratifying any related person transactions; and preparing the Audit Committee report required by the SEC.

The members of our Audit Committee are Menachem (Mark) Kahn, Victor Setton, and Patrick White who serves as chairperson of this committee.

Compensation Committee

The Compensation Committee’s responsibilities include, among other matters: reviewing and approving, or recommending for approval by the Board, the compensation of our Chief Executive Officer and our other executive officers; overseeing and administering our cash and equity incentive plans; reviewing and making recommendations to our Board with respect to director compensation; reviewing and discussing annually with management our “
Compensation Discussion and Analysis
,” to the extent required; reviewing and discussing the voting recommendations of our stockholders on matters involving executive compensation, to the extent required; and preparing the annual Compensation Committee report required by SEC rules, to the extent required.

The members of our Compensation Committee are Patrick White and Menachem (Mark) Kahn, who serves as chairperson of this committee.

Nominating and Governance Committee

The Nominating and Governance Committee’s responsibilities include, among other matters: identifying individuals qualified to become Board members; recommending to our Board the persons to be nominated for election as directors and to each Board committee; developing and recommending to our Board corporate governance guidelines, and reviewing and recommending to our Board proposed changes to our corporate governance guidelines from time to time; and overseeing a periodic evaluation of our Board.

The members of our Nominating and Governance Committee are Menachem (Mark) Kahn, Jesse Sutton and Victor Setton, who serves as chairperson of this committee.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Risk Oversight

Our Audit Committee is responsible for overseeing our risk management process. Our Audit Committee focuses on our general risk management policies and strategy, the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management. Our Board is also apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Code of Ethics and Business Conduct

Our Board has adopted a Code of Ethics and Business Conduct that is applicable to all of our employees, executive officers, and directors of the Company (the “Code of Conduct”). The Code of Conduct is available on our website at
www.pishposhbaby.com
. Information contained on or accessible through our website is not a part of and is not incorporated by reference into this Annual Report on Form 10-K, and the inclusion of our website address in this report is an inactive textual reference only. The nominating and governance committee of our Board will be responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers, and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

Involvement in Certain Legal Proceedings

To our knowledge, none of our current directors or executive officers has, during the past ten (10) years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation, or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two (2) years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

38

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

The following is a discussion and analysis of the compensation arrangements for our named executive officers. We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are providing a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table as well as narrative disclosures regarding our executive compensation program. For 2022, our named executive officers were Jesse Sutton (Chief Executive Officer), Charlie Birnbaum (Chief Operating Officer) and Eric Sherb (Chief Financial Officer).

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our named executive officers for the fiscal years ended December 31, 2022 and 2021, as applicable.

Name and Principal Position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total
Dov Kurlander,	2022	0	0	0	0	0	1,450,000	(2)	1,450,000
Former Chief Executive Officer	2021	0	0	0	0	0	250,000		250,000
Jesse Sutton, Chief Executive Officer	2022	173,077	0	0	0	0	0		173,077
Chaim (Charlie)	2022	218,627	20,000	0	0	0	32,476		271,103
Birnbaum , Chief Operating Officer	2021	200,000	0	0	0	0	29,955		229,955
Eric Sherb,	2022	23,350	0	0	0	0	0		23,350
Chief Financial Officer	2021	0	0	0	0	0	0		0
Alon Benishai (a.k.a. Allan Ben),	2022	0	0	0	0	0	0		0
Chief Merchandising Officer	2021	0	0	0	0	0	0		0

(1)
Mr. Kurlander was replaced as Chief Executive Officer of the Company by Mr. Sutton on January 12, 2022. Mr. Sutton served as Chief Executive Officer of the Company from January 12, 2022 until January 17, 2023, at which time he was replaced by Chaim (Charlie) Birnbaum. Prior to serving as Chief Executive Officer of the Company, Mr. Birnbaum served as Chief Operating Officer of the Company (including its predecessor, Pish Posh Baby LLC) from November 23, 2021 until January 17, 2023.

(2)
On August 23, 2022, the Company issued Mr. Kurlander a Convertible Promissory Note in the principal amount of $950,000 pursuant to services performed in the prior year (the “Kurlander Note”). In addition, Mr. Kurlander was also paid $500,000 in cash for services performed in the prior year.

Employment Agreements with Officers and Directors

Chaim (Charlie) Birnbaum
. We entered into an Employment Agreement with Chaim (Charlie) Birnbaum, dated as of November 23, 2021, as amended by that certain Amendment No. 1, dated January 18, 2023, (as amended, the “Birnbaum Employment Agreement”). Mr. Birnbaum was initially employed to serve as our Chief Operating Officer for an initial term of three (3) years. In accordance with Amendment No. 1 to his Employment Agreement, Mr. Birnbaum resigned as Chief Operating Officer and was appointed as the Company’s Chief Executive Officer effective as of January 18, 2023. Per the terms of the Birnbaum Employment Agreement, Mr. Birnbaum had a base salary of $200,000 for 2021 and $225,000 for 2022, and is entitled to a base salary of $250,000 for 2023, subject to required withholdings, payable in accordance with the Company’s normal payroll procedures. Mr. Birnbaum is also entitled to receive an annual cash bonus in the amount to be determined by the Board based on the Company’s performance. To the extent practicable, the Company shall pay the premiums of a life insurance policy, providing coverage in the amount of $1 million payable to a beneficiary chosen by Mr. Birnbaum, which insures the life of Mr. Birnbaum. In addition, during the term of his employment, Mr. Birnbaum receives a monthly automobile allowance in the amount of $700 per month. Mr. Birnbaum is also entitled to participate in any and all bonus or other compensation programs, equity incentive plans, health insurance plans, pension, savings and retirement plans, welfare and insurance plans, practices, policies and programs adopted by the Company and applicable generally to senior executives of the Company.

If Mr. Birnbaum’s employment with the Company is terminated by the Company for Cause (as defined in the Birnbaum Employment Agreement) or by Mr. Birnbaum without Good Reason (as defined in the Birnbaum Employment Agreement), the Company shall pay or provide to Mr. Birnbaum the following amounts through the applicable termination date: (i) any earned but unpaid Base Salary, (ii) unpaid expense reimbursements, and (iii) any earned but unpaid Annual Bonus (the “Birnbaum Accrued Obligations”). If his employment is terminated due to his death, the Company shall his authorized representative or estate (i) the Birnbaum Accrued Obligations earned up through the termination date, (ii) a pro-rata portion of his annual bonus, if any, for the fiscal year in which the termination occurs, (iii) any and all previously granted outstanding equity incentive awards shall vest subject to time-based vesting criteria as if he continued to provide services for the Company for twelve (12) months following the termination date, and (iv) subject to the Mr. Birnbaum’s or his eligible dependents’ timely election of continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), and subject to the other terms set forth in the Birnbaum Employment Agreement, the Company shall reimburse Mr. Birnbaum or his eligible dependents the monthly premium payable to continue his and his eligible dependents’ participation in the Company’s group health plan (to the extent permitted under applicable law and the terms of such plan) which covers him (and his eligible dependents) for a period of eighteen (18) months.

If Mr. Birnbaum’s employment is terminated due to Disability (as defined in the Birnbaum Employment Agreement), by the Company without Cause, or by Mr. Birnbaum with Good Reason, then Mr. Birnbaum shall be entitled to receive: (i) the Birnbaum Accrued Obligations earned up through the termination date, (ii) severance in a lump sum installment amount equal to the base salary in effect on the termination date, payable in twelve monthly installments for each month following the termination date, (iii) retention of all of the health insurance, life insurance, automobile allowance and pension, savings and retirement plans, welfare and insurance plans benefits, (iv) any and all previously granted outstanding equity incentive awards shall vest subject to time-based vesting criteria as if he continued to provide services for the Company, and (v) subject to Mr. Birnbaum’s or his eligible dependents’ timely election of continuation coverage under COBRA, and subject to the other terms set forth in the Birnbaum Employment Agreement, the Company shall reimburse Mr. Birnbaum or his eligible dependents the monthly premium payable to continue his and his eligible dependents’ participation in the Company’s group health plan (to the extent permitted under applicable law and the terms of such plan) which covers him (and his eligible dependents) for a period of eighteen (18) months.

In the event Mr. Birnbaum’s employment is terminated due to Disability, in addition to the aforementioned awards, Mr. Birnbaum shall be entitled to receive a continuation of the base salary in effect on the termination date until the earlier of (a) the 12 month anniversary of the termination date, and (b) the date Mr. Birnbaum is eligible to commence receiving payments under the Company’s long-term disability policy. If the net compensation from the base salary is greater than the net compensation from the long term disability policy, the Company, through the 12 month anniversary of the termination date will compensate Mr. Birnbaum’s estate the difference in net compensation.

Eric Sherb
. We entered into an offer letter with Eric Sherb, dated August 25, 2022, pursuant to which Mr. Sherb shall serve as our full-time Chief Financial Officer. In consideration for such services, Mr. Sherb shall receive base salary of $125,000 per year, payable on the Company’s regular payroll dates, less applicable withholding deductions. In addition, he will be granted an option to purchase 28,000 shares of Common Stock at an exercise price of $1.25 per share, which will vest as follows: 25% of the option shares shall vest after 12 months of continuous service beginning on August 29, 2022, and the balance will vest in quarterly installments over the next 36 months of continuous service, as described in the applicable stock option agreement. The options will be subject to the terms and conditions applicable to options granted under Company’s 2022 Equity Incentive Plan, as described in such plan and the applicable stock option agreement.

Jesse Sutton
. We entered into an Employment Agreement with Jesse Sutton, dated as of January 12, 2022, as amended by that certain Amendment No. 1 to the Employment Agreement, dated as of December 20, 2022, and that certain Amendment No. 2 to the Employment Agreement, dated January 18, 2023 (as amended, the “Sutton Employment Agreement”). Mr. Sutton was initially employed as our Chief Executive Officer for an initial term of two (2) years. In accordance with Amendment No. 2 to his Employment Agreement, Mr. Sutton stepped down as Chief Executive Officer and was employed as the Chairman of the Company, effective as of January 18, 2023. Pursuant to the terms of the Sutton Employment Agreement, Mr. Sutton is entitled to an annual base salary of $180,000, subject to required withholdings, payable in accordance with the Company’s normal payroll procedures. Per the terms of the Sutton Employment Agreement, in the event the Company becomes a publicly traded company (a “Going Public Event”), Mr. Sutton’s base compensation will be increased to $240,000 annually and he shall receive a $25,000 bonus. Mr. Sutton is also entitled to receive an annual performance bonus in the amount to be determined by the Board based on the Company’s performance. In addition, upon the closing of a capital raise of equity of at least $5 million, with a minimum pre-money valuation of the Company of at least $35 million, Mr. Sutton shall receive a bonus of $100,000 in cash and an equity grant equal to one percent (1%) of the equity of the Company pre-closing of such raise. Such equity will be granted as options, RSUs, or other agreements as determined by the Board and Mr. Sutton. Mr. Sutton is entitled to four (4) weeks of vacation and five (5) additional days of paid time off in accordance with the Company’s policy, as in effect from time to time.

Per the terms of the Sutton Employment Agreement, upon the Company’s adoption of an equity incentive plan, Mr. Sutton shall be entitled to an award of restricted stock units (“RSUs”) that represent, in the aggregate five percent (5%) of the Company’s issued and outstanding Common Stock at a $6 million valuation determined on a fully diluted basis as of the date of grant. The RSUs shall be subject to the terms and conditions of the Company’s employee stock option plan and of the applicable award agreement that shall provide, among other things, that (i) one-third of the RSUs vest on January 2, 2023, (ii) one-third of the RSUs shall vest on the later of January 2, 2023 or the Going Public Event, provided that Mr. Sutton’s employment is not terminated by the Company for cause (as defined in the Sutton Employment Agreement prior to the Going Public Event), and (iii) one-third of the RSUs shall vest on the later of January 2, 2023 or the first anniversary of the Going Public Event, provided that Mr. Sutton’s employment is not terminated by the Company for cause (as defined in the Sutton Employment Agreement prior to the first anniversary of the Going Public Event); provided, that, in any case, (x) all unvested RSUs shall immediately vest upon a change in control (as defined in the stock option plan), and (y) all vested RSUs shall be converted into shares of Common Stock on the first to occur of the following: (1) a change of control (as defined in the stock option plan), and (2) termination of Mr. Sutton’s employment for any reason other than the Company for cause.

Upon the termination of Mr. Sutton’s employment, the Company shall pay Mr. Sutton (i) any unpaid base salary accrued through the date of termination, (ii) any accrued and unpaid paid time off or similar pay to which he is entitled as a matter of law or the Company policy, (iii) any amounts due to Mr. Sutton under the terms of the Company’s benefit plans, and (iv) any unreimbursed expenses properly incurred prior to the date of termination (collectively, the “Sutton Accrued Obligations”). In the event Mr. Sutton resigns without Good Reason (as defined in the Sutton Employment Agreement), the Company terminates for Cause (as defined in the Sutton Employment Agreement), or Mr. Sutton resigns without Good Reason, the Company shall have no further obligation to Mr. Sutton other than payment of the Sutton Accrued Obligations. In the event Mr. Sutton’s employment is terminated by the Company without Cause or by Mr. Sutton for Good Reason, Mr. Sutton shall be entitled to receive, subject to the terms of the Sutton Employment Agreement, (i) severance pay in an aggregate amount equal to Mr. Sutton’s base salary for six (6) months, less applicable payroll deductions and tax withholdings, payable in accordance with normal payroll policies of the Company over a six (6) month period, plus (ii) the annual performance bonus, if any, for the year of his termination, subject to achievement of the performance metrics for such year and payable on the date such bonus would have been paid had Mr. Sutton remained employed.

Alon Benishai (a.k.a. Allan Ben)
. We entered into an Employment Agreement, dated as of April 30, 2021, with Alon Benishai (a.k.a. Allan Ben) (the “Benishai Employment Agreement”) to serve as our Chief Executive Officer. Mr. Benishai stepped down as Chief Executive Officer and assumed the role of Chief Merchandising Officer in December 2021, pursuant to the same terms as the Benishai Employment Agreement. Pursuant to the terms of the Benishai Employment Agreement, Mr. Benishai shall not receive any cash compensation, but received an equity grant of 900,507 shares of our Common Stock and is entitled to receive the an additional equity grant equal to two percent (2%) of the total outstanding shares of the Company as of December 31, 2023 in the event Mr. Benishai is still employed as Chief Merchandising Officer of the Company on December 31, 2023 and if, during the 2023 calendar year, the Company has $50,000,000 in gross revenue.

Executive Compensation Components

2022 Salaries

The named executive officers receive a base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. For 2022, our Board approved an annual base salary for each of our named executive officers as follows:

Named Executive Officer	Annual Base Salary
Chaim (Charlie) Birnbaum	$225,000
Jesse Sutton	$180,000
Eric Sherb	$125,000
Alon Benishai (Allan Ben)	$0

Equity Compensation

In connection with the February 2022 Offering, PishPosh, Inc. sold an aggregate of 1,440,811 shares of Common Stock at a price of $0.00001 per share pursuant to the terms of certain Subscription Agreements entered into with certain subscribers which include Dov Kurlander, who purchased 899,306 shares of our Common Stock, and Chaim (Charlie) Birnbaum, who purchased 165,093 shares of Common Stock. In addition, at the same time as the issuance of shares pursuant to such Subscription Agreements, Alon Benishai (a.k.a. Allan Ben) was issued 900,507 shares in accordance with the terms of the Benishai Employment Agreement with Pish Posh Baby, dated April 30, 2021.

Other Elements of Compensation

Per the terms of the Birnbaum Employment Agreement, Chaim (Charlie) Birnbaum receives a monthly automobile allowance in the amount of $700 per month and is entitled to participate in any and all bonus or other compensation programs, equity incentive plans, health insurance plans, pension, savings and retirement plans, welfare and insurance plans, practices, policies and programs adopted by the Company. During 2022, the Company paid $24,120 for health insurance coverage for Mr. Birnbaum.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2022, none of our named executive officers held stock option awards.

2022 Equity Incentive Plan

Overview

On September 1, 2022, the Board adopted the 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”). The 2022 Equity Incentive Plan governs equity awards to our employees, directors, officers, consultants, and other eligible participants. Under the 2022 Equity Incentive Plan there are 350,000 shares of Common Stock reserved for issuance.

The purpose of 2022 Equity Incentive Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The administrator of the 2022 Equity Incentive Plan may, in its sole discretion, amend, alter, suspend, or terminate the 2022 Equity Incentive Plan, or any part thereof, at any time and for any reason. The Company will obtain stockholder approval of any Plan amendment to the extent necessary and desirable to comply with legal and regulatory requirements relating to the administration of equity-based awards. Unless earlier terminated by the administrator, the 2022 Equity Incentive Plan will terminate ten years from the date it is adopted by our Board.

Summary of the 2022 Equity Incentive Plan

The following is a summary of the principal features of the 2022 Equity Incentive Plan. This summary does not purport to be a complete description of all of the provisions of the 2022 Equity Incentive Plan and it is qualified in its entirety by reference to the full text of the 2022 Equity Incentive Plan, a copy of which is annexed as an exhibit to this report.

Eligibility and Administration

Employees, consultants and directors of the Company and its subsidiaries may be eligible to receive awards under the 2022 Equity Incentive Plan. Following the Closing, the Company is expected to have approximately 5 employees, 5 non-employee directors and no other individual service providers who may be eligible to receive awards under the 2022 Equity Incentive Plan.

Awards

The 2022 Equity Incentive Plan provides for the grant of ISOs within the meaning of Section 422 of the Internal Revenue Code (the “Code”) to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights (“SARs”), Restricted Stock Awards, Restricted Stock Unit (“RSU”) awards, Performance Awards and other forms of awards to employees, directors and consultants, including employees and consultants of our affiliates.

Authorized Shares

Initially, the maximum number of shares of Common Stock that may be issued under the 2022 Equity Incentive Plan after it becomes effective will not exceed 350,000 shares of Common Stock.

Shares subject to stock awards granted under the Plan that expire or terminate without being exercised in full or that are paid out in cash rather than in shares do not reduce the number of shares available for issuance under our Plan. Shares withheld under a stock award to satisfy the exercise, strike or purchase price of a stock award or to satisfy a tax withholding obligation do not reduce the number of shares available for issuance under our Plan. If any shares of our Common Stock issued pursuant to a stock award are forfeited back to or repurchased or reacquired by us (i) because of a failure to meet a contingency or condition required for the vesting of such shares, (ii) to satisfy the exercise, strike or purchase price of an award or (iii) to a tax withholding obligation in connection with an award, the shares that are forfeited or repurchased or satisfy reacquired will revert to and again become available for issuance under the Plan. Any shares previously issued which are reacquired in satisfaction of tax withholding obligations or as consideration for the exercise or purchase price of a stock award will again become available for issuance under the Plan.

Plan Administration

Our Board, or, if assigned authority by the Board, the Compensation Committee of the Board will have the authority to administer the Plan, unless and until the Board delegates some or all of the administration of the Plan to a different Committee or Committees of the Board. The Compensation Committee may delegate to one or more of our officers the authority to (i) designate employees (other than officers) to receive specified stock awards and (ii) determine the number of shares subject to such stock awards. The Compensation Committee will have the power, subject to, and within the limitations of, the express provisions of the Plan to determine from time to time (1) which of the persons eligible under the Plan will be granted Awards; (2) when and how each Award will be granted; (3) what type or combination of types of Award will be granted; (4) the provisions of each Award granted (which need not be identical), including the time or times when a person will be permitted to receive an issuance of Common Stock or other payment pursuant to an Award; (5) the number of shares of Common Stock or cash equivalent with respect to which an Award will be granted to each such person; and (6) the Fair Market Value applicable to an Award. The Compensation Committee will also be granted with the power to construe and interpret the Plan and Awards granted under it, correct any deficiencies or omissions in the Plan to make the Plan or Award fully effective, to settle all controversies regarding the Plan and any Award, to accelerate the time at which an Award may first be exercised or the time during which an Award will vest, to prohibit the exercise of any Option, SAR or exercisable award for administrative convenience, to approve forms of Award Agreements under the Plan, and to exercise such powers and to perform such acts as the Compensation Committee deems necessary or expedient to promote the best interests of the Company.

Stock Options

ISOs and NSOs are granted under stock option agreements in a form approved by the Compensation Committee. The Compensation Committee determines the exercise price for stock options, within the terms and conditions of the Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our Common Stock on the date of grant. Options granted under the Plan vest at the rate specified in the stock option agreement as determined by the Compensation Committee.

The Compensation Committee determines the term of stock options granted under the Plan, up to a maximum of 10 years. Unless the terms of an option holder’s stock option agreement, or other written agreement between us and the recipient approved by the Compensation Committee, provide otherwise, if an option holder’s service relationship with us or any of our affiliates ceases for any reason other than disability, death or Cause (as defined in the Plan), the option holder may generally exercise any vested options for a period of three months following the cessation of service. If an option holder’s service relationship with us or any of our affiliates ceases due to death, or an option holder dies within a certain period following cessation of service, the option holder or a beneficiary may generally exercise any vested options for a period of 18 months following the date of death. If an option holder’s service relationship with us or any of our affiliates ceases due to disability, the option holder may generally exercise any vested options for a period of 12 months following the cessation of service. In the event of a termination for cause, options generally terminate upon the termination date. In no event may an option be exercised beyond the expiration of its term.

Acceptable consideration for the purchase of Common Stock issued upon the exercise of a stock option will be determined by the Compensation Committee and may include (i) cash, check, bank draft or money order, (ii) a broker-assisted cashless exercise, (iii) the tender of shares of our Common Stock previously owned by the option holder, (iv) a net exercise of the option if it is an NSO or (v) other legal consideration approved by the Board.

Unless the Compensation Committee provides otherwise, options or stock appreciation rights generally are not transferable except by will or the laws of descent and distribution. Subject to approval of the Compensation Committee or a duly authorized officer, an option may be transferred pursuant to a domestic relations order, official marital settlement agreement or other divorce or separation instrument.

Tax Limitations on ISOs

The aggregate fair market value, determined at the time of grant, of our Common Stock with respect to ISOs that are exercisable for the first time by an award holder during any calendar year under all of our stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our parent or subsidiary corporations unless (i) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and (ii) the term of the ISO does not exceed five years from the date of grant.

Restricted Stock Unit Awards

Restricted stock unit awards are granted under restricted stock unit award agreements in a form approved by the Compensation Committee. Restricted stock unit awards may be granted in consideration for any form of legal consideration that may be acceptable to our board of directors and permissible under applicable law. A restricted stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the Compensation Committee or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement, or other written agreement between us and the recipient approved by the Compensation Committee, restricted stock unit awards that have not vested will be forfeited once the participant’s continuous service ends for any reason.

Restricted Stock Awards

Restricted stock awards are granted under restricted stock award agreements in a form approved by the Compensation Committee. A restricted stock award may be awarded in consideration for cash, check, bank draft or money order, past or future services to us or any other form of legal consideration that may be acceptable to our board of directors and permissible under applicable law. The Compensation Committee determines the terms and conditions of restricted stock awards, including vesting and forfeiture terms. If a participant’s service relationship with us ends for any reason, we may receive any or all of the shares of Common Stock held by the participant that have not vested as of the date the participant terminates service with us through a forfeiture condition or a repurchase right.

Stock Appreciation Rights

Stock appreciation rights are granted under stock appreciation right agreements in a form approved by the Compensation Committee. The Compensation Committee determines the strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of our Common Stock on the date of grant. A stock appreciation right granted under the Plan vests at the rate specified in the stock appreciation right agreement as determined by the Compensation Committee. Stock appreciation rights may be settled in cash or shares of Common Stock or in any other form of payment as determined by the Board and specified in the stock appreciation right agreement.

The Compensation Committee determines the term of stock appreciation rights granted under the Plan, up to a maximum of 10 years. If a participant’s service relationship with us or any of our affiliates ceases for any reason other than cause, disability or death, the participant may generally exercise any vested stock appreciation right for a period of three months following the cessation of service. This period may be further extended in the event that exercise of the stock appreciation right following such a termination of service is prohibited by applicable securities laws. If a participant’s service relationship with us, or any of our affiliates, ceases due to disability or death, or a participant dies within a certain period following cessation of service, the participant or a beneficiary may generally exercise any vested stock appreciation right for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, stock appreciation rights generally terminate immediately upon the occurrence of the event giving rise to the termination of the individual for cause. In no event may a stock appreciation right be exercised beyond the expiration of its term.

Performance Awards

The Plan permits the grant of performance awards that may be settled in stock, cash or other property. Performance awards may be structured so that the stock or cash will be issued or paid only following the achievement of certain pre-established performance goals during a designated performance period. Performance awards that are settled in cash or other property are not required to be valued in whole or in part by reference to, or otherwise based on, the Common Stock.

The performance goals may be based on any measure of performance selected by the board of directors or the Compensation Committee. The performance goals may be based on company-wide performance or performance of one or more business units, divisions, affiliates or business segments, and may be either absolute or relative to the performance of one or more comparable companies or the performance of one or more relevant indices.

Other Stock Awards

The Compensation Committee may grant other awards based in whole or in part by reference to our Common Stock. The Compensation Committee will set the number of shares under the stock award (or cash equivalent) and all other terms and conditions of such awards.

Non-Employee Director Compensation Limit

The aggregate value of all compensation granted or paid to any non-employee director with respect to any calendar year, including awards granted and cash fees paid by us to such non-employee director, will not exceed $100,000 in total value.

Changes to Capital Structure

In the event there is a specified type of change in our capital structure, such as a stock split, reverse stock split or recapitalization, appropriate adjustments will be made to (i) the class and maximum number of shares reserved for issuance under the Plan, (ii) the class and maximum number of shares by which the share reserve may increase automatically each year, (iii) the class and maximum number of shares that may be issued on the exercise of ISOs and (iv) the class and number of shares and exercise price, strike price or purchase price, if applicable, of all outstanding stock awards.

Corporate Transactions

The following applies to stock awards under the Plan in the event of a corporate transaction (as defined in the Plan), unless otherwise provided in a participant’s stock award agreement or other written agreement with us or one of our affiliates or unless otherwise expressly provided by the Compensation Committee at the time of grant.

In the event of a corporate transaction, any stock awards outstanding under the Plan may be assumed, continued or substituted for by any surviving or acquiring corporation (or its parent company), and any reacquisition or repurchase rights held by us with respect to the stock award may be assigned to the successor (or its parent company). If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute for such stock awards, then (i) with respect to any such stock awards that are held by participants whose continuous service has not terminated prior to the effective time of the corporate transaction, or current participants, the vesting (and exercisability, if applicable) of such stock awards will be accelerated in full to a date prior to the effective time of the corporate transaction (contingent upon the effectiveness of the corporate transaction), and such stock awards will terminate if not exercised (if applicable) at or prior to the effective time of the corporate transaction, and any reacquisition or repurchase rights held by us with respect to such stock awards will lapse (contingent upon the effectiveness of the corporate transaction), and (ii) any such stock awards that are held by persons other than current participants will terminate if not exercised (if applicable) prior to the effective time of the corporate transaction, except that any reacquisition or repurchase rights held by us with respect to such stock awards will not terminate and may continue to be exercised notwithstanding the corporate transaction.

In the event a stock award will terminate if not exercised prior to the effective time of a corporate transaction, the board of directors may provide, in its sole discretion, that the holder of such stock award may not exercise such stock award but instead will receive a payment equal in value to the excess (if any) of (i) the per share amount payable to holders of Common Stock in connection with the corporate transaction over (ii) any per share exercise price payable by such holder, if applicable. In addition, any escrow, holdback, earn out or similar provisions in the definitive agreement for the corporate transaction may apply to such payment to the same extent and in the same manner as such provisions apply to the holders of Common Stock.

Plan Amendment or Termination

Our board of directors has the authority to amend, suspend or terminate our Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require the approval of our stockholders. No ISOs may be granted after the tenth anniversary of the date our board of directors adopts our Plan. No stock awards may be granted under our Plan while it is suspended or after it is terminated.

Director Compensation

The Company did not compensate its directors for the fiscal years ended December 31, 2022 and 2021. Beginning the fiscal year 2023, the Company intends on compensating its directors through a combination of cash and equity awards.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our capital stock by (i) each of our current directors, (ii) each of our named executive officers (iii) all our current directors and executive officers as a group, and (iv) each person or group known by us to own more than 5% of our Common Stock. The percentages reflect beneficial ownership, as determined in accordance with the SEC’s rules, as of March 28, 2023, and are based on 4,939,345 shares of Common Stock outstanding. Except as noted below, the address for all beneficial owners in the table below is c/o PishPosh, Inc., 1915 Swarthmore Avenue, Lakewood, New Jersey 08701.

	Amount and Nature of Beneficial Ownership (1)			% of Total Voting Power
	Common Stock	%
Name and Address of Beneficial Owner
Holders of More than 5%
Dov Kurlander (2) 601 Browner Ave. Toms River, NJ 08755	1,149,306	23.27	% (2)	23.27%
Alon Benishai (a.k.a. Allan Ben) 1918 Ave. O Brooklyn, NY 11230	900,507	18.23%		18.23%
Alpha Capital Anstalt Altenbach 8, 9490 Vaduz, Principality of Liechtenstein	316,636	9.99	% (3)	9.99%
Palladium Holdings LLC 152 West 57 th St., 22 nd Fl. New York, NY 10019	257,813	5.22	% (4)	5.22%
The Hewlett Fund LP 100 Merrick Road, Suite 400w Rockville Centre, NY 11570	400,000	8.10	% (5)	8.10%
L1 Capital Global Opportunities Master Fund 161A Shedden Road, 1 Artillery Court, PO Box 10085 Grand Cayman KY1-1001, Cayman Islands	362,933	9.99	% (6)	9.99%
Directors and Executive Officers
Chaim (Charlie) Birnbaum	165,093	3.34%		3.34%
Eric Sherb	0	0%		0%
Alon Benishai (a.k.a. Allan Ben)	900,507	18.23%		18.23%
Jesse Sutton	0	0%		0%
Menachem (Mark) Kahn	60,034	1.22%		1.22%
Patrick White	0	0%		0%
Victor Setton	0	0%		0%
All directors and executive officers as a group (7 persons)	1,125,634	22.79%		22.79%

(1)
Beneficial ownership of shares and percentage ownership are determined in accordance with the SEC’s rules. In calculating the number of shares beneficially owned by an individual or entity and the percentage ownership of that individual or entity, shares underlying options, warrants or restricted stock units held by that individual or entity that are either currently exercisable or exercisable within 60 days from the date hereof are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual or entity. Unless otherwise indicated and subject to community property laws where applicable, the individuals and entities named in the table above have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

(2)
Mr. Kurlander also holds (i) a warrant to purchase up to 250,000 shares of Common Stock pursuant to a Common Stock Purchase Warrant, dated as of March 1, 2022, between the Company and Dov Kurlander (the “Kurlander Warrant”), and (ii) a convertible promissory note, dated August 23, 2022, issued by the Company in the principal amount of $950,000 (the “Kurlander Note”). The Kurlander Warrant is exercisable for a period of five (5) years from the date that the Company’s Common Stock is listed on a trading market, at an exercise price of $1.00 per share. However, pursuant to the terms of the Kurlander Warrant, Mr. Kurlander shall not have the right to exercise any portion of the Kurlander Warrant as his current beneficial ownership exceeds the Beneficial Ownership Limitation of 4.99%. The terms of the Kurlander Note provide that Mr. Kurlander shall be entitled, at his election, to convert all or any portion of the outstanding principal amount and accrued but unpaid interest under the Kurlander Note into validly issued, fully paid and non-assessable shares of Common Stock at a price equal to an amount that is 110% of the price at which the Company consummates its initial public offering of its Common Stock on the effective date of this registration statement. However, pursuant to the terms of the Kurlander Note, Mr. Kurlander shall not have the right to exercise any portion of the Kurlander Note as his current beneficial ownership exceeds the Beneficial Ownership Limitation.

46

(3)
Each of Nicola Feuerstein, Konrad Ackermann and Lucas Mair, in the capacities as directors of Alpha Capital Anstalt, have voting and dispositive control over the shares held by Alpha Capital Anstalt. Alpha Capital Anstalt also holds (i) 1,215.30 shares of Series A Preferred Common Stock, convertible into 1,215,300 shares of Common Stock, for which it and each of Ms. Feuerstein, Mr. Ackermann and Mr. Mair disclaims beneficial ownership due to the 9.99% Beneficial Ownership Limitation, and (ii) a warrant to purchase 1,270,000 shares of Common Stock pursuant to a Common Stock Purchase Warrant, dated as of March 1, 2022, for which it and each of Ms. Feuerstein, Mr. Ackermann and Mr. Mair disclaims beneficial ownership due to the 4.99% Beneficial Ownership Limitation.

(4)
Joel Padowitz, in his capacity as Managing Member of Palladium Holdings, LLC, holds voting and dispositive control over the shares held by Palladium Holdings, LLC. Palladium Holdings, LLC also holds a warrant to purchase 240,135 shares of Common Stock, pursuant to a Common Stock Purchase Warrant, dated as of March 1, 2022, for which it and Mr. Padowitz disclaims beneficial ownership due to the 4.99% Beneficial Ownership Limitation.

(5)
Martin Chopp holds voting and dispositive control over the shares held by The Hewlett Fund LP. The Hewlett Fund GP also holds a warrant to purchase 400,000 shares of Common Stock, pursuant to a Common Stock Purchase Warrant, dated as of March 1, 2022, for which it and Mr. Chopp disclaims beneficial ownership due to the 4.99% Beneficial Ownership Limitation.

(6)
David Feldman holds voting and dispositive control over the shares held by L1 Capital Global Opportunities Master Fund. L1 Capital Global Opportunities Master Fund also has (i) 537.07 shares of Series A Preferred Common Stock, convertible into 537,070 shares of Common Stock, for which it and Mr. Feldman disclaims beneficial ownership up to the 9.99% Beneficial Ownership Limitation, and (ii) a warrant to purchase 900,000 shares of Common Stock pursuant to a Common Stock Purchase Warrant, dated as of March 1, 2022, for which it and Mr. Feldman disclaims beneficial ownership due to the 4.99% Beneficial Ownership Limitation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the period beginning on January 1, 2022, to the date of this Annual Report on Form 10-K, we have entered into or participated in the following transactions with related persons:

Related Party Loans

Pish Posh Baby, LLC issued a Promissory Note in the principal amount of $1,025,000, dated November 15, 2021 (the “Hartstein Note”), to Moishe (Michael) Hartstein, the director of Investment Banking of Palladium Capital Advisors LLC (now known as Palladium Capital Group, LLC) (“Palladium”), the Company’s private placement agent in the PPB Private Offering and an investor in the Company. The Hartstein Note is an original issuance discount note based on gross proceeds in the amount of $1,000,000 loaned by Mr. Hartstein to the Company, without interest, on the date of the Hartstein Note. The Hartstein Note was amended pursuant to that certain Amendment to the Promissory Note, dated December 27, 2022, pursuant to which the payment date of the Hartstein Note was extended to the earlier of March 31, 2024 or the date on which all amounts under the Hartstein Note shall become due and payable in the event of a default, pursuant to the terms described in the Hartstein Note.

In connection with the Note Closing of the PPB Private Offering, the Company entered into an Intercreditor Agreement, dated November 30, 2021, with the investors in the Note Closing and Dov Kurlander (the “Intercreditor Agreement”). The Intercreditor Agreement provides that the Company has certain debts owed to Mr. Kurlander as identified therein and in the exhibits thereto, in connection with the Company’s use of Mr. Kurlander’s credit cards for purchases of Company inventory and payment of Company expenses (the “Kurlander Credit Card Debt”). As of December 31, 2021 and 2020, there were net advances of $1,061,294 and $833,924, respectively, on such credit cards. Pursuant to the Intercreditor Agreement, the Notes issued in the Note Closing and the Kurlander Credit Card Debt were to be paid pari passu. Pursuant to the terms of the Securities Purchase Agreement and the Notes, the Notes automatically converted into shares of Common Stock at a conversion price of $1.00 per share and/or, subject to the Beneficial Ownership Limitation, Series A Preferred Stock and Mergeco Warrants of PishPosh, Inc. upon the Subsequent Closing of the PPB Private Offering.

On August 23, 2022, the Company issued the Kurlander Note to Dov Kurlander, the Company’s former Chief Executive Officer and a holder of more than 5% of the Company’s voting shares, in the principal amount of $950,000, with interest accruing thereon at a rate of 5% per annum. Pursuant to the terms of the Kurlander Note, other than the Kurlander Credit Card Debt, which as of the date of the Kurlander Note equaled $874,894, Mr. Kurlander acknowledged that the Kurlander Note represents the total outstanding balance owed to Mr. Kurlander by the Company in connection with outstanding liabilities due and payable to Mr. Kurlander. Mr. Kurlander further acknowledged in the Kurlander Note that an aggregate of $750,000 has been paid as of the issuance date of the Kurlander Note of which (i) $500,000 was paid in cash and (ii) $250,000.00 in the form of securities. As of March 28, 2023, an aggregate amount of $965,486 remains outstanding under the Kurlander Note, consisting of $950,000 of principal and $15,486 of accrued and unpaid interest. The balance of the Kurlander Note shall be payable to Mr. Kurlander in accordance with an amortization schedule attached thereto, pursuant to which the date of the final payment in the aggregate amount of the entire unpaid principal amount thereof, together with all accrued and unpaid interest thereon (i.e., the maturity date), is May 15, 2023.

On January 25, 2023, the Company issued three unsecured original issue discount promissory notes to Alpha Capital Anstalt, The Hewlett Fund LP and L1 Capital Global Opportunities Master Fund, in the principal amount of $367,500, $52,500 and $157,500, respectively (the “OID Notes”). The Company received proceeds in the aggregate amount of $550,000 in connection with the issuance of the OID Notes. No interest shall accrue on the OID Note prior to an Event of Default (as defined therein) and after Event of Default, interest shall accrue at the rate of twenty four percent (24%) per annum. The principal and all unpaid interest owed under each OID Note shall be due and payable on the earlier of (i) April 30, 2023, or (ii) three business days after the closing or abandonment of Company’s initial public offering.

Security Issuances

Private Offerings

In connection with the February 2022 Offering, PishPosh, Inc. sold an aggregate of 1,440,811 shares of Common Stock at a price of $0.00001 per share pursuant to the terms of certain Subscription Agreements entered into with certain subscribers, including the following holders of more than 5% of any class of our voting shares or their affiliated entities and certain of our executive officers and directors, and issued 900,507 shares to an officer in accordance with the terms of such individual’s employment agreement:

Participants	Common Stock
5% or Greater Stockholders (1)
Dov Kurlander	899,306
Alon Benishai (aka Allan Ben)	900,507

Officers and Directors (2)
Dov Kurlander (former Chief Executive Officer)	899,306
Alon Benishai (aka Allan Ben)	900,507
Chaim (Charlie) Birnbaum	165,093
Menachem (Mark) Kahn	60,034
Jesse Sutton	—
Eric Sherb	—
Patrick White	—
Victor Setton	—

(1)	Additional details regarding these stockholders and their equity holdings are provided in the section titled “ Security Ownership of Principal Stockholders and Management .”

(2)	Additional details regarding these stockholders and their equity holdings are provided in the section titled “ Security Ownership of Principal Stockholders and Management .”

In addition, also in connection with the February 2022 Offering, the Company issued 90,135 shares of Common Stock to Palladium Capital Advisors, LLC (now known as Palladium Capital Group, LLC), an investor in the Company and the Company’s private placement agent in the PPB Private Offering.

In connection with the PPB Private Offering, upon the Subsequent Closing, we issued shares of Common Stock and/or Series A Preferred Stock and Mergeco Warrants to the Purchasers identified in the Securities Purchase Agreement, including 250,000 shares of Common Stock and a Mergeco Warrant to purchase 250,000 shares of Common Stock that were issued to Dov Kurlander.

Merger

Pursuant to the terms of the Merger of Pish Posh Baby with and into the Company on February 25, 2022, each issued unit of membership interest of Pish Posh Baby outstanding immediately prior to the effectiveness of the Merger was converted into 1.572314286 shares of Common Stock, $0.000001 par value per share. While Dov Kurlander previously held units of membership interest in Pish Posh Baby prior to the Merger, immediately prior to the Merger, Pish Posh Baby and Dov Kurlander agreed to cancel all of Mr. Kurlander’s interest in Pish Posh Baby.

Stockholder Guaranty

Dov Kurlander entered into a Guaranty, dated September 13, 2019, in connection with that certain Lease Agreement between the Company and Swarthmore 1915 LLC for the building located at 1915 Swarthmore Avenue, Lakeland, NJ 08701.

Other Related Party Transactions

Palladium, a prior member of Pish Posh Baby, served as the Company’s Placement Agent in connection with the PPB Private Offering. Pursuant to the terms of the Securities Purchase Agreement, in consideration for its services as the Placement Agent, the Company issued (i) the Palladium Note, and (ii) a warrant to purchase up to 240,135 shares of Common Stock of the Company to Palladium Capital Group, LLC, dated March 1, 2022, which was subsequently assigned to Palladium Holdings LLC on March 29, 2022 (the “Palladium Warrant”; and together with the Palladium Note, the “Placement Agent Consideration”). In addition to and separate from the Placement Agent Consideration, Palladium subscribed for 90,135 shares of Common Stock and 150 shares of Series A Preferred Stock, each at a price of $0.00001 per share in the February 2022 Offering.

Employment Agreements

See “
Executive and Director Compensation—Employment Agreements
.”

2022 Equity Incentive Plan

We have not yet granted any equity awards to our Board and executive officers under the 2022 Equity Incentive Plan.

Indemnification Agreements

Our second amended and restated certificate of incorporation (“Certificate of Incorporation”) limits the liability of our directors for monetary damages for breach of their fiduciary duty as directors, except to the extent such exemption or limitation thereof is not permitted under the Delaware General Corporate Law (“DGCL”) and applicable law. Delaware law provides that such a provision may not limit the liability of directors:

•	for any breach of their duty of loyalty to us or our stockholders;

•	for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•	for unlawful payment of dividend or unlawful stock repurchase or redemption, as provided under Section 174 of the DGCL; or

•	for any transaction from which the director derived an improper personal benefit.

Any amendment, repeal or modification of these provisions will be prospective only and would not affect any limitation on liability of a director for acts or omissions that occurred prior to any such amendment, repeal or modification. Our Certificate of Incorporation also requires us to pay any expenses incurred by any director or officer in defending against any such action, suit or proceeding in advance of the final disposition of such matter to the fullest extent permitted by law, subject to the receipt of an undertaking by or on behalf of such person to repay all amounts so advanced if it shall ultimately be determined that such person is not entitled to be indemnified as authorized by our amended and restated bylaws (“Bylaws”) or otherwise. We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liability that may arise by reason of their service to us and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We believe that the limitation of liability provision in our Certificate of Incorporation and the indemnification agreements facilitate our ability to continue to attract and retain qualified individuals to serve as directors and officers.

Policies and Procedures for Review of Related Party Transactions

A “Related Party Transaction” is a transaction, arrangement, or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $50,000 in any one fiscal year, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

•	any person who is, or at any time during the applicable period was, one of our executive officers, one of our directors, or a nominee to become one of our directors;

•	any person who is known by us to be the beneficial owner of more than 5.0% of any class of our voting securities;

•
any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5.0% of any class of our voting securities, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5.0% of any class of our voting securities; and

•
any firm, corporation, or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest in any class of the Company’s voting securities.

Our Board intends to adopt a related party transactions policy. Pursuant to this policy, our Audit Committee will review all material facts of all Related Party Transactions and either approve or disapprove entry into the Related Party Transaction, subject to certain limited exceptions. In determining whether to approve or disapprove entry into a Related Party Transaction, our Audit Committee shall consider, among other factors, the following: (i) whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and (ii) the extent of the Related Person’s interest in the transaction. Further, the policy will require that all Related Party Transactions required to be disclosed in our filings with the SEC be so disclosed in accordance with applicable laws, rules and regulations.

The above summary description of related part transactions includes some of the general terms and provisions of the agreements related to such transactions. For a more detailed description of those agreements, you should refer to such agreements which are included as exhibits to this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by Morrison Cogen LLP, our independent auditors for the fiscal year ended December 31, 2022 and 2021:

	2022	2021
Audit fees (1)	$222,914	$267,740
Audit related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total	$222,914	$267,740

(1)	Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements.
(2)	Audit–related fees consist of fees reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as “Audit Fees.”
(3)	Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.
(4)	All other fees consist of fees for other miscellaneous items, including fees related to our registration statements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements—See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10‑K, beginning on page F‑1.

(2)
Financial Statement Schedules—Financial statement schedules have been omitted in this Annual Report on Form 10‑K because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(3)	Exhibits—The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated February 24, 2022, by and between PishPosh, Inc. and Pish Posh Baby LLC.	S-1	333-267982	2.1	10/21/2022
3.1	Second Amended and Restated Certificate of Incorporation of PishPosh, Inc., dated October 20, 2022.	S-1	333-267982	3.1	10/21/2022
3.2	Certificate of Merger of Pish Posh Baby LLC into PishPosh, Inc., dated February 24, 2022 and filed on February 25, 2022.	S-1	333-267982	3.3	10/21/2022
3.3	Bylaws of PishPosh, Inc.	S-1	333-267982	3.4	10/21/2022
4.1	Securities Purchase Agreement, dated November 30, 2021, by and among Pish Posh Baby LLC and certain purchasers identified on the signature pages thereto in connection with the Note Closing of the PPB Private Offering.	S-1	333-267982	4.1	10/21/2022
4.2	Registration Rights Agreement, dated November 30, 2021, by and among Pish Posh Baby LLC and the persons listed on the signature pages thereto in connection with the PPB Private Offering.	S-1	333-267982	4.2	10/21/2022
4.3	Form of Convertible Note in connection with the Note Closing of the PPB Private Offering.	S-1	333-267982	4.3	10/21/2022
4.4	Form of Common Stock Purchase Warrant in connection with the Subsequent Closing of the PPB Private Offering.	S-1	333-267982	4.4	10/21/2022
4.5	Form of Subscription Agreement in connection with the February 2022 Offering.	S-1	333-267982	4.5	10/21/2022
4.6	Convertible Promissory Note to Palladium Holdings LLC in the principal amount of $240,135, dated March 1, 2022.	S-1	333-267982	4.6	10/21/2022
4.7	Warrant to purchase up to 240,135 shares of Common Stock of PishPosh, Inc. to Palladium Holdings LLC, dated March 1, 2022.	S-1	333-267982	4.7	10/21/2022
4.8	Warrant No. PA-1 issued to Boustead Securities LLC to purchase 32,822 shares of Common Stock of PishPosh, Inc., dated as of September 13, 2022.	S-1/A	333-267982	4.8	12/22/2022
4.9	Warrant No. PA-2 issued to Boustead Securities LLC to purchase 4,861 shares of Common Stock of PishPosh, Inc., dated as of September 22, 2022.	S-1/A	333-267982	4.9	12/22/2022
4.10	First Amendment to Warrants No. PA-1 and PA-2 issued to Boustead Securities LLC, dated as of December 7, 2022.	S-1/A	333-267982	4.10	12/22/2022
4.11	Form of Underwriters’ Warrant (included in Exhibit 1.1).	S-1/A	333-267982	1.1	12/22/2022
4.12	Form of Common Stock Certificate.	S-1	333-267982	4.12	10/21/2022
10.1	Lease Agreement, dated September 13, 2019, between Swarthmore 1914 LLC and Pish Posh Baby LLC.	S-1	333-267982	10.1	10/21/2022
10.2	Employment Agreement, dated April 30, 2021, between Pish Posh Baby LLC and Alon Benishai.	S-1	333-267982	10.3	10/21/2022
10.3	Employment Agreement, dated November 23, 2021, between Pish Posh Baby LLC and Charlie Birnbaum.	S-1	333-267982	10.4	10/21/2022
10.4	Amendment No. 1 to Employment Agreement between PishPosh, Inc. and Charlie Birnbaum, dated January 18, 2023.	S-1/A	333-267982	10.4	02/13/2023
10.5	Employment Agreement, dated January 12, 2022, between Pish Posh Baby LLC and Jesse Sutton.	S-1/A	333-267982	10.5	02/13/2023
10.6	Amendment No. 1 to Employment Agreement between PishPosh, Inc. and Jesse Sutton, dated December 20, 2022.	S-1/A	333-267982	10.6	02/13/2023
10.7	Amendment No. 2 to Employment Agreement between PishPosh, Inc. and Jesse Sutton, dated January 18, 2023.	S-1/A	333-267982	10.7	02/13/2023
10.8	Offer Letter, dated August 25, 2022, between PishPosh, Inc. and Eric Sherb.	S-1/A	333-267982	10.8	02/13/2023
10.9	Promissory Note, dated November 15, 2021, issued by Pish Posh Baby LLC in favor of Moishe (Michael) Hartstein.	S-1/A	333-267982	10.9	02/13/2023
10.10	Amendment, dated December 27, 2022, to Promissory Note, issued by Pish Posh Baby LLC in favor of Moishe (Michael) Hartstein.	S-1/A	333-267982	10.10	02/13/2023
10.11	Intercreditor Agreement, dated November 30, 2021, by and among Pish Posh Baby LLC, Dov Kurlander and the noteholders identified therein.	S-1/A	333-267982	10.11	02/13/2023
10.12	Convertible Promissory Note, dated August 23, 2022, issued by PishPosh, Inc. to Dov Kurlander in the principal amount of $950,000.	S-1/A	333-267982	10.12	02/13/2023
10.13	2022 Equity Incentive Plan.	S-1/A	333-267982	10.13	02/13/2023
10.14	Form of Lock-Up Agreement entered into in connection with this registration statement (included as Exhibit B to Exhibit 1.1).	S-1/A	333-267982	10.14	02/13/2023
10.15	Form of Indemnification Agreement.	S-1/A	333-267982	10.15	02/13/2023
10.16	Unsecured OID Promissory Note, dated January 25, 2023, issued by PishPosh, Inc. in favor of Alpha Capital Anstalt in the principal amount of $367,500.	S-1/A	333-267982	10.16	02/13/2023
10.17	Unsecured OID Promissory Note, dated January 25, 2023, issued by PishPosh, Inc. in favor of L1 Capital Global Opportunities Master Fund in the principal amount of $157,500.	S-1/A	333-267982	10.17	02/13/2023
10.18	Unsecured OID Promissory Note, dated January 25, 2023, issued by PishPosh, Inc. in favor of The Hewlett Fund LP in the principal amount of $52,500.	S-1/A	333-267982	10.18	02/13/2023
10.19*	Engagement Letter between Boustead Securities, LLC and PishPosh, Inc., dated February 2, 2022.
10.20*	Amendment, dated March 22, 2023, to Engagement Letter between Boustead Securities, LLC and PishPosh, Inc., dated February 2, 2022.
10.21*	Form of Subscription Agreement in connection with the March 2023 Private Offering.
10.22*	Form of New Note in connection with the March 2023 Private Offering (included as Exhibit A to Exhibit 10.21).
10.23*	Form of New Warrant in connection with the March 2023 Private Offering (included as Exhibit B to Exhibit 10.21).
14.1	Code of Ethics and Business Conduct.	S-1	333-267982	14.1	10/21/2022
23.1*	Consent of Morison Cogen LLP.
24.1*	Power of Attorney (contained on the signature page to this report).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
99.1	Audit Committee Charter adopted by the Board of Directors of PishPosh, Inc. on June 6, 2022.	S-1	333-267982	99.1	10/21/2022
99.2	Compensation Committee Charter adopted by the Board of Directors of PishPosh, Inc. on June 6, 2022	S-1	333-267982	99.2	10/21/2022
99.3	Nominating and Corporate Governance Committee Charter adopted by the Board of Directors of PishPosh, Inc. on June 6, 2022.	S-1	333-267982	99.3	10/21/2022
99.4	Corporate Governance Guidelines.	S-1	333-267982	99.4	10/21/2022
101*	Interactive Data Files.
104*	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (included as Exhibit 101).

ITEM 16.	FORM 10‑K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PISHPOSH, INC.

Date: March 28, 2023	By:	/S/ Chaim (Charlie) Birnbaum
Charlie Birnbaum
Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2023	By:	/S/ Eric Sherb
Eric Sherb
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints
Eric Sherb
 his true and lawful attorney-in-fact, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chaim (Charlie) Birnbaum	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2023
Chaim (Charlie) Birnbaum

/s/ Eric Sherb	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2023
Eric Sherb

/s/ Jesse Sutton	Chairman and Director	March 28, 2023
Jesse Sutton

/s/ Patrick White	Director	March 28, 2023
Patrick White

/s/ Menachem (Mark) Kahn	Director	March 28, 2023
Menachem (Mark) Kahn

/s/ Victor Setton	Director	March 28, 2023
Victor Setton

PISHPOSH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PishPosh, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PishPosh, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced net losses and negative cash flows from operations for the years ended December 31, 2022 and 2021, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2020.

Blue Bell, Pennsylvania
March 2 8 , 2023

PISHPOSH, INC. (FORMERLY PISH POSH BABY, LLC)

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$218,605	$773,880
Accounts receivable	39,511	69,441
Inventory, net	4,534,877	3,295,884
Prepaid expenses and other current assets	346,405	1,559
Deferred offering costs	1,183,350	199,323
Total current assets	6,322,748	4,340,087
Property and equipment, net	2,722	2,261
Intangible assets, net	73,075	81,125
Deposits	10,155	10,155
Right of use asset	114,796	-
Total assets	$6,523,496	$4,433,628

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,329,669	$1,438,038
Accounts payable, related party	720,954	1,061,294
Accrued expenses and other current liabilities	643,630	508,227
Loan payable, current	1,843,025	1,234,168
Convertible note payable	240,135	1,061,687
Convertible note payable, related party	950,000	-
Right of use liability, current portion	57,809	-
Total current liabilities	6,785,222	5,303,414
Right of use liability	58,741	-
Loan payable	1,025,000	142,597
Total liabilities	7,868,963	5,446,011

Commitments and contingencies (Note 12)

Stockholders' deficit:
Preferred stock, $0.000001 par value, 10,000,000 shares authorized, 1,752 and 80 shares issued and outstanding as December 31, 2022 and 2021, respectively	-	-
Common stock, $0.000001 par value, 100,000,000 shares authorized, 4,939,345 and 1,479,766 shares issued and outstanding as December 31, 2022 and 2021, respectively	5	2
Additional paid-in capital	5,239,194	431,032
Accumulated deficit	(6,584,666)	(1,443,417)
Total stockholders' deficit	(1,345,467)	(1,012,383)
Total liabilities and stockholders' deficit	$6,523,496	$4,433,628

The accompanying notes are an integral part of these financial statements.

PISHPOSH, INC. (FORMERLY PISH POSH BABY, LLC)

STATEMENT
S
 OF
COMPREHENSIVE LOSS

	Year Ended
	December 31,
	2022	2021
Net revenues	$21,986,784	$13,331,398
Cost of net revenues	14,735,590	8,892,262
Gross profit	7,251,194	4,439,136

Operating expenses:
General and administrative	5,829,111	2,089,153
Research and development	146,022	-
Sales and marketing	6,367,245	3,396,989
Total operating expenses	12,342,378	5,486,142

Loss from operations	(5,091,184)	(1,047,006)

Other income (expense):
Other income	159,159	-
Interest expense	(209,224)	(132,157)
Total other expense	(50,065)	(132,157)

Provision for income taxes	-	-
Net loss	$(5,141,249)	$(1,179,163)

Weighted average common shares outstanding - basic and diluted	3,538,127	1,479,766
Net loss per common share - basic and diluted	$(1.45)	$(0.80)

 The accompanying notes are an integral part of these financial statements.

PISHPOSH, INC. (FORMERLY PISH POSH BABY, LLC)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 3 1 , 2020	80	$-	1,479,766	$2	$431,032	$(264,254)	$166,780
Net loss	-	-	-	-	-	(1,179,163)	(1,179,163)
Balances at December 31, 2021	80	-	1,479,766	2	431,032	(1,443,417)	(1,012,383)
Issuance of shares of common and preferred stock for services	150	-	1,291,922	1	1,441,921	-	1,441,922
Conversion of notes and payables and issuance of common and preferred shares for proceeds	2,270	-	731,690	1	3,001,666	-	3,001,667
Convertible note payable and warrants issued as offering costs		-	-	-	(240,135)	-	(240,135)
Issuance of shares of common stock for cash, net of offering costs	-	-	538,338	1	429,710	-	429,711
Common shares issued as deferred offering costs	-	-	150,000	-	175,000	-	175,000
Effect of the Exchange Agreement (see Note 9)	543	-	(543,456)	(1)	1	-	-
Conversion of preferred stock into common stock	(1,291)	-	1,291,085	1	(1)	-	-
Net loss	-	-	-	-	-	(5,141,249)	(5,141,249)
Balances at December 31, 2022	1,752	-	4,939,345	$5	$5,239,194	$(6,584,666)	$(1,345,467)

The accompanying notes are an integral part of these financial statements.

PISHPOSH, INC. (FORMERLY PISH POSH BABY, LLC)

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,141,249)	$(1,179,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,711	19,156
Forgiveness of Payroll Protection Program loan payable	(142,597)	-
Change in inventory allowance	392,860	89,409
Issuance of shares of common and preferred stock for services	1,441,922	-
Issuance of convertible note, related party for services	950,000	-
Amortization of right of use asset	1,754	-
Non-cash interest expense	-	50,000
Changes in operating assets and liabilities:
Accounts receivable	29,930	149,351
Inventory	(1,631,853)	(1,127,580)
Prepaid expenses and other current assets	(344,846)	40,699
Deferred offering costs	(809,027)	(199,323)
Accounts payable	891,631	577,405
Accounts payable, related party	(87,049)	227,370
Accrued expenses and other current liabilities	135,403	179,578
Net cash used in operating activities	(4,272,410)	(1,173,098)
Cash flows from investing activities:
Purchase of property and equipment	(3,362)	(2,261)
Website development costs	(30,400)	(97,350)
Net cash used in investing activities	(33,762)	(99,611)
Cash flows from financing activities:
Proceeds from loan payable	7,202,000	2,439,607
Repayments of loan payable	(5,570,794)	(1,512,843)
Proceeds from convertible note payable	-	1,061,687
Proceeds from related party loans	-	651,873
Repayments of related party loans	-	(651,873)
Proceeds from issuance of preferred and common stock in Subsequent Closing	1,689,980	-
Issuance of shares of common stock for cash, net of offering costs	429,711	-
Net cash provided by financing activities	3,750,897	1,988,451
Net change in cash and cash equivalents	(555,275)	715,742
Cash and cash equivalents at beginning of year	773,880	58,138
Cash and cash equivalents at end of year	$218,605	$773,880

Supplemental disclosure of cash flow information:
Cash paid for interest	$168,625	$65,595

Supplemental disclosure of non-cash investing and financing activities:
Conversion of accounts payable, related party into equity	$250,000	$-
Conversion of notes payable into equity	$1,061,687	$-
Convertible note payable and warrants issued as offering costs	$240,135	$-
Effect of the Merger on members' capital and additional paid-in capital	$431,032	$-
Common shares issues as deferred offering costs	$175,000	$-
Lease liability arising for obtaining right of use asset	$168,112	$-
 The accompanying notes are an integral part of these financial statements.

PISHPOSH, INC. (FORMERLY PISH POSH BABY, LLC)

NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Pish Posh Baby, LLC (“Pish Posh”) was a Delaware limited liability company formed on December 15, 2015.  Pish Posh was established via an asset purchase agreement with a related entity, Pish Posh, Inc. (the “Seller”), a Nevada corporation, in January 2016.  Pursuant to the asset purchase agreement, Pish Posh purchased certain assets and assumed liabilities from Pish Posh, Inc. and all investors in the Seller were transferred into membership interests in Pish Posh.

On February 25, 2022, PishPosh, Inc. (the “Company”), a Delaware corporation formed on December 16, 2021, merged with Pish Posh (the “Merger”). Pursuant to the Merger Agreement, each issued unit of membership interest of Pish Posh outstanding immediately prior to the effectiveness of the merger was converted into 1.572314286 shares of common stock in the Company. At the option of any shareholder, shares of Series A Preferred Stock of the Company may be issued in lieu of shares of common stock. Upon the closing of the Merger, PishPosh, Inc. became the surviving corporation.

The Merger is being treated as a reverse acquisition and recapitalization effected by a unit-share exchange for financial accounting and reporting purposes.  Pish Posh is treated as the accounting acquirer as its members controlled the Company after the conversion of membership interests into the Company’s common shares, even though the Company was the legal acquirer and surviving corporation.  As a result, the assets and liabilities and the historical operations of Pish Posh are reflected in the financial statements of the Company.  Since the Company had no operations upon the Merger, the transaction was treated as a recapitalization for accounting purposes and no goodwill or other intangible assets were recorded. The accompanying financial statements have been presented to retroactively present the effect of the Merger, including common and preferred stock and additional paid-in capital.

The Company has a wide array of baby products, including brand-name strollers, car seats and other baby gear & accessories, which are sold via its retail location, website and other e-commerce channels.  The Company’s headquarters are in Lakewood, New Jersey.

2.	GOING CONCERN

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has often not generated profits since inception, has sustained net losses of $5,141,249 and $1,179,163 for the years ended December 31, 2022 and 2021 respectively, and has negative cash flows from operations for the years then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next 12 months from the date the financial statements were available to be issued is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or to obtain additional capital financing.  Through the date the financial statements were available to be issued, the Company has been primarily financed through the issuance of loans and proceeds from the sale of preferred and common stock.  In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. No assurance can be given that the Company will be successful in these efforts.  The finan ci
al
st
atements do not include any adjustments that might result from the outcome of this uncertainty.

As of March
2
8
, 2023, the Company has a cash position of approximately $750,000. Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through June 2023.

The Company is seeking to raise capital via an equity offering. In the event the Company does not complete an offering, the Company expects to seek additional funding through private equity or debt financings. The Company may not be able to obtain financing on acceptable terms, or at all.

PISHPOSH, INC. (FORMERLY PISH POSH BABY, LLC)

NOTES TO FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP").  The Company’s fiscal year end is December 31.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2021 and has elected to comply with certain reduced public company reporting requirements.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, inventory, revenue recognition, and e-commerce accounting considerations. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Significant Risks and Uncertainties

The Company is subject to customary risks and uncertainties including, but not limited to, the need for protection of proprietary technology, dependence on key personnel, costs of services provided by third parties, the need to obtain additional financing, and limited operating history.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At December 31, 2022 and 2021, all of the Company's cash and cash equivalents were held at one accredited financial institution.

Concentrations

The Company is dependent on third-party vendors for its inventory purchases.  During the years ended December 31, 2022 and 2021, two and three vendors accounted for 59% and 55% of total purchases, respectively.  The loss of these vendors may have a negative short-term impact on the Company’s operations; however, the Company believes there are acceptable substitute vendors that can be utilized longer-term.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Fair Value Measurements

Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

PISHPOSH, INC. (FORMERLY PISH POSH BABY, LLC)

NOTES TO FINANCIAL STATEMENTS

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•
Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•
Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of the Company’s accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short maturity of these instruments.   The Company believes the carrying amount of its convertible notes payable and loan payable approximate fair value based on rates and other terms currently available to the Company for similar debt instruments.

Accounts Receivable

Accounts receivable are derived from products delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  As of December 31, 2022 and 2021, the Company determined that no allowance for doubtful accounts was necessary.

Inventory

Inventories consist of finished goods and products in transit from the Company’s suppliers.  Finished goods inventory includes amounts primarily held at the Company’s warehouse location and at Amazon.  Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight and duties. Inventory is recorded at the lower of cost or net realizable value using the first-in-first-out (FIFO) method. If the Company determines that the estimated net realizable value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those projected by the Company, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made. As of December 31, 2022 and 2021, there was a reserve for obsolescence of $482,269 and $89,409, respectively.

Deposits for future inventory purchases are included in prepaid expenses and other current assets.  As of December 31, 2022 and 2021, prepaid expenses and other current assets included $330,906 and $0, respectively, in inventory deposits.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The Company’s property and equipment includes office and computer equipment, furniture and fixtures and leasehold improvements, which are all depreciated using the straight-line method over their respective estimated useful lives. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

Intangible Assets

Intangible assets consist of capitalized website development costs less accumulated amortization.  Website development costs are capitalized during the application and infrastructure development stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-50.  The Company amortizes these costs using the straight-line method over an estimated useful life of three years.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets (property and equipment and amortizable intangible assets) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

PISHPOSH, INC. (FORMERLY PISH POSH BABY, LLC)

NOTES TO FINANCIAL STATEMENTS

Revenue Recognition

In accordance with FASB ASC 606,
Revenue from Contracts with Customers
¸ the Company determines revenue recognition through the following steps:

•	Identification of a contract with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when or as the performance obligations are satisfied.

Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the
Comp
a
ny's
customers in an amount that reflects the consideration expected to be received in exchange for transferring goods or services to customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance.

The Company derives its revenue primarily from e-commerce transactions. For e-commerce transactions, revenue is recognized at the time the product is shipped to the customer, which is the point in time when control is transferred. The Company generates a small percentage of sales in its showroom, which revenue is recognized at the time the product is sold in store to the customer.  There was no breakage income recognized for unredeemed gift cards for the years ended December 31, 2022 and 2021.

The Company deducts discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued expenses until remitted to the taxing authorities. Shipping and handling fees charged to customers are included in net revenues.  All shipping and handling costs are accounted for as fulfillment costs in sales and marketing expense, and are therefore not evaluated as a separate performance obligation.

Total shipping and handling billed to customers as a component of net revenues was approximately $495,000 and $176,000 for the years ended December 31, 2022 and 2021, respectively.

Cost of Revenue

Cost of revenue consists of the costs of inventory sold, packaging materials costs, inbound freight and customs and duties.  The Company includes outbound freight associated with shipping goods to customers as a component of sales and marketing expenses as noted below.

Sales and Marketing

Sales and marketing expenses includes fulfillment center operations, third-party logistics costs, e-commerce selling commissions, marketing and advertising costs as well as public relations.

The Company also includes outbound freight associated with shipping goods to customers as a component of sales and marketing expenses.  During the years ended December 31, 2022 and 2021, shipping and handling costs were $2,113,300 and $1,166,423, respectively.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits costs, professional services and information technology.  General and administrative expenses also include payment processing fees, website costs and warehousing fees.

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred.  Advertising costs were $1,760,166 and $796,222 for the years ended December 31, 2022 and 2021 respectively.

Research and Development Costs

Costs incurred in the research and development of the Company’s products are expensed as incurred.

PISHPOSH, INC. (FORMERLY PISH POSH BABY, LLC)

NOTES TO FINANCIAL STATEMENTS

Comprehensive Loss

The Company follows FASB ASC 220 in reporting comprehensive income.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  Since the Company has no items of other comprehensive income, comprehensive loss is equal to net loss.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed.  As of December 31, 2022 and 2021, the Company had capitalized $1,183,350 and $199,323 in deferred offering costs, respectively.  Deferred offering costs includes professional fees incurred including legal, accounting, underwriting and advisory in connection with the Company’s anticipated equity offering.  As of December 31, 2022, deferred offering costs included $175,000 in legal fees pertaining to 150,000 shares of common stock issued (see Note 9).

Accounting for Preferred Stock

ASC 480, Distinguishing Liabilities from Equity, includes standards for how an issuer of equity(including equity shares issued by consolidated entities) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity.

Management is required to determine the presentation for the preferred stock as a result of the redemption and conversion provisions, among other provisions in the agreement. Specifically, management is required to determine whether the embedded conversion feature in the preferred stock is clearly and closely related to the host instrument, and whether the bifurcation of the conversion feature is required and whether the conversion feature should be accounted for as a derivative instrument. If the host instrument and conversion feature are determined to be clearly and closely related (both more akin to equity),derivative liability accounting under ASC 815,
Derivatives and Hedging
, is not required. Management determined that the host contract of the preferred stock is more akin to equity, and accordingly, liability accounting is not required by the Company. The Company has presented preferred stock within stockholders’ deficit.

Costs incurred directly for the issuance of the preferred stock are recorded as a reduction of gross proceeds received by the Company, resulting in a discount to the preferred stock. The discount is not amortized.

Warrant Valuation

Stock warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards is estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices for comparable entities. The Company accounts for the expected life based on the contractual life of the warrants. The risk-free interest rate is determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the warrants.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of December 31, 2022, diluted net loss per share is the same as basic net loss per share. Potentially dilutive items outstanding as of December 31, 2022 and 2021 are as follows:

PISHPOSH, INC. (FORMERLY PISH POSH BABY, LLC)

NOTES TO FINANCIAL STATEMENTS

	December 31,
	2022	2021
Convertible note payable	240,135	-
Convertible note payable, related party (1)	172,727	-
Preferred stock (convertible to common stock)	1,752,371	-
Common stock warrants	3,279,508	-

(1)
The potentially dilutive shares from the $950,000 convertible note, related party was estimated using a conversion price of $5.50, which is 110% of the anticipated initial public offering price of $5.00 per share (Note 8).

Leases

In accordance with FASB ASC 842,
Leases
, upon lease commencement the Company recognizes a right-of-use asset and a corresponding lease liability measured at the present value of the fixed future minimum lease payments. The Company calculates operating lease liabilities with a risk-free discount rate, using a comparable period with the lease term. Lease and non-lease components are combined for all leases. Lease payments for leases with a term of 12 months or less are expensed on a straight-line basis over the term of the lease with no lease asset or liability recognized.

Income Taxes

Prior to the Merger in 2022, the Company was a limited liability company. Accordingly, under the Internal Revenue Code, all taxable income or loss flowed through to the members. Therefore, no provision for income tax had been recorded in the statements.
Net loss
from the Company w
ere
 reported and taxed to the members on their individual tax returns.

Upon the Merger in 2022, the Company is a corporation.   The Company uses the liability method of accounting for income taxes as set forth in ASC 740,
Income Taxes
. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is unlikely that the deferred tax assets will not be realized. We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the  largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02,
Leases (Topic 842
, as modified by other subsequently issued related ASUs. The amendments in these Updates specify the accounting for leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. The Company adopted the new standard, including ASU No. 2021-09,
Leases (Topic 842), Discount Rate for Lessees That are Not Public Business Entities
, which provides nonpublic business entities with a practical expedient that allows them to elect, as an accounting policy, to use a risk-free rate as the discount rate for all leases, and all other related ASUs, effective January 1, 2022 using a modified retrospective approach. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard (see below).  At adoption, the Company recognized a right-of-use asset and corresponding lease liability of $168,112 (see Note 12).

As of January 1, 2022, the Company changed its accounting method for leases as a result of implementing the requirements of FASB ASC 842,
Leases
, using the modified retrospective transition method. There was no cumulative effect adjustment to the Company’s balance sheet as of January 1, 2022. Adoption of the new guidance did not have a significant impact to the statements of operations or cash flows for the year ended December 31, 2022. Comparative information has not been restated and continues to be reported under the accounting standards in effect for the prior period.

The new lease guidance requires the recognition of a right-of-use asset and a lease liability for operating leases. The Company elected the package of practical expedients, including 1) relief from reassessing whether any expired or existing contracts are or contain leases, 2) relief from reassessing the classification for any expired or existing leases, 3) relief from reassessing initial direct costs for any existing leases, 4) using hindsight to determine the lease term and assess impairment of right-of-use assets, 5) election not to apply the recognition requirements to short-term leases, and 6) election not to separate lease components from non-lease components.  See Note 12 for additional information.

PISHPOSH, INC. (FORMERLY PISH POSH BABY, LLC)

NOTES TO FINANCIAL STATEMENTS

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 on January 1, 2022 and the adoption of this ASU did not have a material impact on the Company’s financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a m ate
rial effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2022	2021
Office and computer equipment	44,264	$41,542
Furniture and fixtures	21,064	21,064
Leasehold improvements	79,369	79,369
Total	144,697	141,975
Less: Accumulated depreciation	(141,975)	(139,714)
Property and equipment, net	$2,722	$2,261

Depreciation expense was $2,261 and $2,931 for the years ended December 31, 2022 and 2021, respectively.
5.	INTANGIBLE ASSETS, NET

Intangible assets, net consists of the following:

	December 31,
	2022	2021
Website development costs	$127,750	$97,350
Less: Accumulated amortization	(54,675)	(16,225)
Intangible assets, net	$73,075	$81,125

Amortization expense was $38,450 and $16,225 for the years ended December 31, 2022 and 2021, respectively.
F-13

PISHPOSH, INC. (FORMERLY PISH POSH BABY, LLC)

NOTES TO FINANCIAL STATEMENTS

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2022	2021
Accrued personnel and other expenses	$78,343	$89,356
Inventory related purchases	80,230	-
Gift card liability	202,453	190,114
Allowance for sales returns	102,887	88,057
Sales tax payable	25,662	20,430
Interest	50,347	16,562
Security deposit payable	3,708	3,708
Advances from third parties	100,000	100,000
Accrued expenses and other current liabilities	$643,630	$508,227

7.	LOAN PAYABLE

Merchant Advances

During 2022 and 2021, the Company entered into several short-term merchant loans with Amazon.   The loans mature in six to nine months and bear interest ranging from 8% to 12%.  The loans require monthly principal and interest payments.  During the years ended December 31, 2022 and 2021, the Company received merchant advances totaling $7,202,000 and $797,010, respectively, and made repayments totaling $5,570,794 and $987,843, respectively. As of December 31, 2022 and 2021, the Company had $1,843,025 and $209,168, respectively in outstanding principal pertaining to these merchant loans.  Interest expense for the loans totaled $157,322 and $40,852 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, there was $17,376 and $0, respectively, in interest payable pertaining to these loans.

Related Party

During 2021, the Company received loan proceeds of $651,873 from a related party.
The loan was unsecured, non-interest bearing and due on demand.  During 2021, the Company fully repaid this loan.

Paycheck Protection Program

In May 2021, the Company entered into a loan with a lender in an aggregate principal amount of $142,597 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The PPP Loan is evidenced by a promissory note (“Note”). Subject to the terms of the Note, the PPP Loan bore interest at a fixed rate of one percent (1%) per annum, with the first nine months of interest deferred, had an initial term of five years, and was unsecured and guaranteed by the Small Business Administration. The Company may apply to the Lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent, and covered utility payments incurred by the Company during the applicable forgiveness period, calculated in accordance with the terms of the CARES Act. The loan proceeds were used for payroll and other covered payments including general operating costs and was fully forgiven in February 2022.
  As such, the Company recorded a gain of $142,597 included in other income in the statements of comprehensive loss.

Promissory Notes

As of December 31, 2022 and 2021, the Company had $1,025,000 outstanding pertaining to a promissory note received in 2021.  In December 2022, the Company extended the maturity date to March 31, 2024.  Interest expense for the years ended December 31, 2022 and 2021 were $0 and $25,000, respectively, all of which was accrued and unpaid as of December 31, 2022.

8.	CONVERTIBLE NOTES

In November 2021, the Company entered into several convertible promissory notes (the “2021 Notes”) for an aggregate principal amount of $1,061,687.  The notes bear interest at 8% per annum and matured on February 28, 2022.  The notes were convertible into shares of common and/or Series A preferred stock and warrants of the Company.  In March 2022, the 2021 Notes automatically converted on a one-for-one basis into shares of common stock, preferred stock and warrants upon a subsequent closing (“Subsequent Closing”) (see Note 9).

During the year ended December 31, 2021, the Company incurred $16,562 in interest pertaining to these notes, all of which was accrued and unpaid as of December 31, 2021.  Upon the Subsequent Closing and conversion of the Notes at their principal amount, the interest was deemed forgiven and the Company recorded a gain in other income in the statements of comprehensive loss.

PISHPOSH, INC. (FORMERLY PISH POSH BABY, LLC)

NOTES TO FINANCIAL STATEMENTS

In connection with the Subsequent Closing, the Company issued a convertible note to an entity that acted as placement agent for the financings.  The principal of the note is $240,135, which bears interest at 8% per annum and matured on March 1, 2023.  The note is convertible into shares of common stock and/or Series A preferred and warrants on a one-for-one basis.  The value of the note was recognized as offering costs and charged to additional paid-in capital.  The entity also received a warrant to purchase 240,135 shares of common stock, with an estimated fair value of approximately $84,000, and the issuance was recognized as offering costs (Note 10).  Interest expense for the year ended December 31, 2022 pertaining to this note was $16,053, all of which was accrued and unpaid as of December 31, 2022.  On March 1, 2023, the maturity date was extended to September 1, 2023.

On August 23, 2022, the Company issued a convertible promissory note to a related party pursuant to services performed in the principal amount of $950,000. The note bears interest at 5% per annum, with principal and interest payments payable monthly, and matures on May 15, 2023.  At any time, the investor may convert the outstanding principal amount and accrued but unpaid interest into shares of common stock at a price equal to 110%  of the price at which the Company consummates its initial public offering. Pursuant to the terms of the note, the investor may exceed its beneficial ownership limitation upon conversion into shares.  Interest expense for the year ended December 31, 2022 pertaining to this note was $16,918, all of which was accrued and unpaid as of December 31, 2022.

9.	STOCKHOLDERS’ EQUITY

Merger / Recapitalization to PishPosh, Inc.

Prior to the Merger, Pish Posh‘s membership interests were represented by Units.  As of December 31, 2021, Pish Posh had 1,000,000 units issued and outstanding, comprising $431,034 in contributed capital.

In February 2022, the Company cancelled 580,000 membership units in order to effectuate the Merger.  Upon the Merger Agreement, the remaining 420,000 units outstanding immediately prior to the effectiveness of the merger was converted into 1.572314286 shares of common stock in the Company. At the option of any shareholder, shares of Series A preferred stock of the Company may be issued in lieu of shares of common stock.  As a result of the Merger, the units were ultimately converted into 580,371 shares of common stock and 80 shares of Series A preferred stock.  Furthermore, the Company reissued 899,305 shares of common stock pursuant to the initial cancellation agreement of the 580,000 membership units.  As of a result of the Merger, the $431,034 in members’ capital was converted into preferred and common stock and additional paid-in capital.

Preferred Stock

The Company’s Amended Certificate of Incorporation authorizes the Board to establish and to issue from time to time one or more series of preferred stock, par value $0.000001 per share, covering up to an aggregate of 10,000,000 shares of preferred stock. Each series of preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. As of December 31, 2022, 20,000 shares of preferred stock are designated as Series A preferred stock.

Voting Rights

The Series A preferred stock shall have no voting rights.

Dividend Rights

Holders of Series A preferred stock shall be entitled to receive, and the Company shall pay, dividends on shares of Series A Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are specifically declared by the Board to be payable to the holders of the common stock. No other dividends shall be paid on shares of Series A preferred stock; and the Company shall pay no dividends on shares of the common stock unless it simultaneously complies with the above. For so long as any Series A preferred stock is outstanding, dividends may not be paid in the form of common stock without the written consent of the holders of Series A preferred stock holding a majority of the then issued and outstanding Series A preferred stock.

PISHPOSH, INC. (FORMERLY PISH POSH BABY, LLC)

NOTES TO FINANCIAL STATEMENTS

Liquidation Rights

Upon our voluntary or involuntary liquidation, dissolution, distribution of assets or other winding up, holders of shares of Series A preferred stock shall be entitled to receive the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Series A preferred stock if such shares had been converted to common stock immediately prior to such liquidation, dissolution, distribution of assets or other winding up, subject to the preferential rights of holders of any senior securities of the Company.

Conversion Rights

At any time, each holder of Series A preferred stock is entitled to convert any portion of such holder’s outstanding Series A preferred stock into shares of common stock at a rate of 1,000 shares of common stock for every one (1) share of Series A preferred stock.

Other Matters

Each share of Series A preferred stock has a stated value of $1,000. In the event that the Company does not have sufficient available shares of common stock available to issue to the holder of shares of Series A preferred stock upon conversion of such holder’s shares, the Company is then required to pay cash to redeem the shares of Series A preferred stock that could not be converted at a price based in part on the then recent closing sale prices of the Company’s common stock.

Common Stock

The Company’s Amended Certificate of Incorporation authorizes 100,000,000 shares of common stock, par value $0.000001 per share.

Voting Rights

Holders of shares of common stock are entitled to one vote per share held of record on all matters to be voted upon by the stockholders. At each election for directors every stockholder entitled to vote at such election shall have the right to vote, in person or by proxy, the number of shares owned by such stockholder for as many persons as there are directors to be elected at that time and for whose election such stockholder has a right to vote.

Dividend Rights

Holders of shares of common stock are entitled to ratably receive dividends when and if declared by the Board out of funds legally available for that purpose, subject to any prior rights and preferences that may be applicable to any outstanding preferred stock.

Liquidation Rights

Upon our voluntary or involuntary liquidation, dissolution, distribution of assets or other winding up, holders of shares of common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities and the liquidation preference of any of outstanding shares of preferred stock.

2022 Stock Transactions

In February 2022, the Company issued 150 shares of Series A preferred stock and 1,291,922 shares of common stock to management and advisors pursuant to services performed.  The fair value of $1,441,922, or $1.00 per share (including the as-converted shares of preferred stock), was included in general and administrative expenses in the statements of comprehensive loss.

In March 2022, the Company received proceeds of $1,689,980 pursuant to the Subsequent Closing.  Simultaneously with the proceeds from the Subsequent Closing, the 2021 Notes and $250,000 in related party accounts payable (see Note 11) converted into shares of common stock and preferred stock on a one-for-one basis (based on the as-converted calculation of preferred stock).  Altogether, the Company issued 2,270 shares of preferred stock and 731,690 shares of common stock pursuant to an aggregate value of $3,001,667, consisting of the March 2022 Subsequent Closing and the note and payable conversions as stated above.

On September 13, 2022, the Company conducted the first closing of a private placement offering of its common stock to accredited investors (the “Pre-IPO Offering”).  Pursuant to the Pre-IPO Offering, the Company sold an aggregate of 538,338 shares of common stock at a price of $1.08 per share for net proceeds of $429,711, after deducting costs paid to the placement agent. In connection with the Pre-IPO Offering, the Company issued warrants to purchase 37,683 shares of common stock to the placement agreement as additional offering costs (see Note 10).

PISHPOSH, INC. (FORMERLY PISH POSH BABY, LLC)

NOTES TO FINANCIAL STATEMENTS

In October 2022, the Company issued 150,000 shares of common stock pursuant to professional fees incurred for the Company’s anticipated public offering.  The value of the professional fees, $175,000, was capitalized as deferred offering costs as of December 31, 2022.

On October 19, 2022, the majority of all of the holders of (i) the issued and outstanding shares of common stock (the “Common Holders”) and (ii) the issued and outstanding shares of Series A Preferred Stock (the “Preferred Holders”), and all of the Purchasers under the Securities Purchase Agreement (together with the Common Holders and the Preferred Holders, the “Holders”) entered into an Omnibus Waiver, Consent and Exchange Agreement, pursuant to which the Holders agreed to, (1) amend and restate the Company’s Certificate of Incorporation and the Certificate of Designation of its Series A Preferred Stock to, among other things, increase the number of authorized shares of Preferred Stock designated as Series A Preferred Stock and to increase the Beneficial Ownership Limitation from 4.99% to 9.99%, (2) terminate all prior lock-up agreements to which the Preferred Holders were a party pertaining to the Company’s equity securities and replace and supersede all prior lock-up agreements to which the Common Holders were a party pertaining to the Company’s equity securities with a new lock-up agreement to be entered into in connection with the IPO underwriting agreement, (3) permit the Preferred Holders to exchange an aggregate of 543,456 shares of Common Stock held by the Preferred Holders for shares of the Company’s Series A Preferred Stock (the “Exchanged Series A Preferred Stock”), and (4) forever waive all registration rights granted to the Holders under the Securities Purchase Agreement.

Following the exchange of the Preferred Holders’ shares of Common Stock into Exchanged Series A Preferred Stock, the Preferred Holders converted 1,291.085 shares of Series A Preferred Stock back into 1,291,085 shares of Common Stock.

As of December 31, 2022, there were 1,752.37 shares of preferred stock and 4,939,345 shares of common stock issued and outstanding.

2022 Equity Incentive Plan

The board and stockholders adopted the 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”) on September 1, 2022 and October 19, 2022, respectively. The 2022 Equity Incentive Plan governs equity awards to employees, directors, officers, consultants, and other eligible participants. Under the 2022 Equity Incentive Plan there are 350,000 shares of common stock reserved for issuance. The types of awards permitted under the 2022 Equity Incentive Plan include nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify.  As of December 31, 2022, the Company has not granted any awards under the 2022 Equity Incentive Plan.

10.	WARRANTS

In addition to the issuance of shares of common stock and Series A preferred stock upon the Subsequent Closing, investors also received common stock purchase warrants representing the right to purchase 2,751,690 shares of common stock of the Company, which is equal to 100% on a fully diluted basis of the amount of shares of common stock that would be issued to such investor at the Subsequent Closing.

The warrants have an exercise price of $1.00 per share and are exercisable at any time after the date that the Company’s shares of common stock have been approved for and are listed for trading on certain trading markets, including the Nasdaq Capital Market, and at any time up to the date that is five years after their original issuance.

In connection with the Pre-IPO Offering, the Company issued warrants to purchase 37,683 shares of common stock to the placement agreement.  The warrants have an exercise price of $1.08 per share, are exercisable at any time, and expire in five years.

The following is a summary of warrant activity for the year ended December 31, 2022:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2021	-	$-	$-
Conversion of 2021 Notes and issuance of common and preferred stock in Subsequent Closing	2,751,690	1.00
Conversion of related party accounts payable into equity	250,000	1.00
Placement agent consideration for Subsequent Closing	240,135	1.00
Granted in connection with common stock issuance	37,683	1.08
Total warrants granted	3,279,508	1.00
Outstanding as of December 31, 2022	3,279,508	$1.00	$-

Exercisable as of December 31, 2022	37,683	$1.08	$-

11.	RELATED PARTY TRANSACTIONS

The Company received advances for purchases which were charged on credit cards owned by the previous Managing Member of Pish Posh Baby.  As of December 31, 2022 and 2021, there were net advances of $830,783 and $1,061,294 outstanding, respectively, which are reflected as accounts payable – related party on the balance sheets.

In connection with the Subsequent Closing, in March 2022 the previous Managing Member converted $250,000 in advances owed into 250,000 shares of common stock and 250,000 warrants to purchase common stock.

PISHPOSH, INC. (FORMERLY PISH POSH BABY, LLC)

NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2022, the Company paid the previous Managing Member $500,000 for compensation.  Furthermore, in August 2022, the Company issued a convertible promissory note to the previous Managing Member pursuant to services performed in the principal amount of $950,000. The note bears interest at 5% per annum, with principal and interest payments payable monthly, and matures on May 15, 2023. The $1,450,000 expense was included in general and administrative expenses in the statements of comprehensive loss.

12.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company’s leases consist solely of retail showroom and office space in Lakewood, New Jersey which matures in October 2024.

The Company determines whether an arrangement is or contains a lease at inception by evaluating potential lease agreements including services and operating agreements to determine whether an identified asset exists that the Company controls over the term of the arrangement. Lease commencement is determined to be when the lessor provides access to, and the right to control, the identified asset.

The rental payments for the Company’s leases are typically structured as either fixed or variable payments. Fixed rent payments include stated minimum rent and stated minimum rent with stated increases. The Company considers lease payments that cannot be predicted with reasonable certainty upon lease commencement to be variable lease payments, which are recorded as incurred each period and are excluded from the calculation of lease liabilities.

Management uses judgment in determining lease classification, including determination of the economic life and the fair market value of the identified asset. The fair market value of the identified asset is generally estimated based on comparable market data provided by third-party sources.

The Company has three sublease arrangements for total sublease income of approximately $2,600 per month.  All subleases are month to month.

The Company’s lease noted above is currently classified as an operating lease.

The components of the Company’s lease costs, which are included in general and administrative expenses on the accompanying statement of comprehensive loss for the year ended December 31, 2022, are as follows:

Operating lease cost	$88,279
Sublease income	(30,464)
Total lease cost	$57,815

Additional information related to the Company’s lease for the year ended December 31, 2022 is as follows:

Operating cash flows from operating lease	$59,569
Right-of-use assets obtained in exchange for new operating lease liabilities	$168,112
Remaining lease term - operating lease	1.8 years
Discount rate - operating lease	8.0%

As of December 31, 2022, the future minimum lease payments under operating lease liabilities are as follows:

Year Ended December 31,
2023	$65,054
2024	61,116
Total	$126,170

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

PISHPOSH, INC. (FORMERLY PISH POSH BABY, LLC)

NOTES TO FINANCIAL STATEMENTS

13.	INCOME TAXES

The Company follows FASB ASC 740-10-10 whereby an entity recognizes deferred tax assets and liabilities for future tax consequences or events that have been previously recognized in the Company’s financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not anticipated.  Through December 31, 2021, the Company was a limited liability company and all taxable losses flowed to the members.

At December 31, 2022, the Company has a net operating loss (“NOL”) of approximately $3,833,000. Consequently, the Company may have NOL carryforwards available for federal and state income tax purposes. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax (benefit) provision consists of the following:

Year Ended
December 31,
2022
Current	$-
Deferred	(1,482,829)
Change in deferred tax asset valuation allowance	1,482,829
$-

I
ncome tax expense was $0 for the years ended December 31, 2022 and 2021.

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31, 2022
	Amount	%
Income tax at U.S. federal income tax rate	$(1,078,177)	(21.0)
State income taxes, net of federal benefit	(404,652)	(8)
Change in valuation allowance	1,482,829	28.9
Effective income tax	$-	-

The primary components of the Company’s deferred tax assets and related valuation allowance as of December 31, 2022 are as follows:

December 31,
2022
Deferred tax assets:
Net operating losses	$1,077,505
Shares issued for services	405,324
1,482,829
Valuation allowance	(1,482,829)
Net deferred tax assets	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

There is no income tax benefit for the losses for the year ended December 31 2022 since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

PISHPOSH, INC. (FORMERLY PISH POSH BABY, LLC)

NOTES TO FINANCIAL STATEMENTS

The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

The Company follows FASB ASC 740-10, which provides guidance for the recognition and measurement of certain tax positions in an enterprise’s financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of comprehensive income. As of January 1, 2022 the Company had no unrecognized tax benefits and no charge during
2022, and accordingly, the Company did not recognize any interest or penalties during 2022 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2022.

The Company files U.S. income tax returns and a state income tax return. Tax years from 2018 through 2021 remain subject to examination by major tax jurisdictions.

14.	SUBSEQUENT EVENTS

From January 1, 2023 through March
2
8
, 2023, the Company has received merchant advance proceeds of $475,000 and made repayments totaling $956,195.

On January 25, 2023, the Company issued three unsecured original issue discount promissory notes in the aggregate principal amount of $577,500, respectively (the “OID Notes”). The Company received proceeds in the aggregate amount of $550,000 in connection with the issuance of the OID Notes. No interest shall accrue on the OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The principal and all unpaid interest owed under each OID Note shall be due and payable on the earlier of (i) April 30, 2023, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering.

On March 8,
 2023,
the Company was advised by Boustead Securities, LLC (“Boustead”), the Company’s lead underwriter
,
that Boustead was postponing the Company’s underwritten initial public offering that priced on March 7, 2023. The Company’s shares of Common Stock were expected to begin trading on Nasdaq Capital Market on March 8, 2023, under the symbol “BABY.” The Company’s management intends to continue to focus on pursing its initial public offering at a later date.

The Company is presently conducting a private
offering (the “March 2023 Private Offering”)
of up to $1,000,000 of its unsecured promissory notes (“New Notes”) and warrants to purchase up to 1,000,000 shares of the Company’s common stock.  The New Notes will bear interest at a rate of 6% per annum and will mature (the “New Notes Maturity Date”) on the earlier of two years from the date of the initial closing of such private placement or a liquidity event, as defined in the New Notes, which includes a firm commitment underwritten initial public offering of the Common Stock.  Each of the New Notes will be coupled with an equal number of warrants (the “New Warrants”) to purchase common stock (up to $1,000,000 warrants) at an exercise price of $1.00 per share.  On the New Notes Maturity Date, the New Notes will be automatically repaid, and the proceeds payable shall be automatically applied to the exercise of the New Warrants.    As of March 28, 2023, the Company has issued $650,000 of New Notes and have issued New Warrants to purchase 650,000 shares of common stock.  The Company received net proceeds of $590,000.

