Form 10-Q
period 2023-03-31
PishPosh, Inc.
filed 2023-05-15
CIK 1611282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10
-
Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:

PishPosh, Inc.

(Exact name of registrant as specified in its charter)
Delaware	88-2267409
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1915 Swarthmore Avenue

Lakewood, New Jersey 08701

(Address of principal executive offices, including zip code)

Tel: (813) 659-5921

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
☒
  No
☐

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
☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b‐2 of the Exchange Act). Yes
☐
  No
☒

As of May 15, 2023, the Company had 4,939,345 shares of common stock, $0
.
000001 par value, issued and outstanding.

PishPosh, Inc.

FORM 10
-
Q

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PISHPOSH, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$459,341	$218,605
Accounts receivable	201,956	39,511
Inventory, net	4,110,952	4,534,877
Prepaid expenses and other current assets	652,957	346,405
Deferred offering costs	1,483,062	1,183,350
Total current assets	6,908,268	6,322,748
Property and equipment, net	-	2,722
Intangible assets, net	63,941	73,075
Deposits	10,155	10,155
Right of use asset	100,806	114,796
Total assets	$7,083,171	$6,523,496

LIABILITIES AND STOCKHOLDERS ’ DEFICIT
Current liabilities:
Accounts payable	$3,036,823	$2,329,669
Accounts payable, related party	796,694	720,954
Accrued expenses and other current liabilities	550,436	643,630
Loan payable, current	2,386,830	1,843,025
Note s payable, net of debt discount	653,299	-
Convertible note payable	240,135	240,135
Convertible note payable, related party	950,000	950,000
Right of use liability, current portion	42,586	57,809
Total current liabilities	8,656,803	6,785,222
Right of use liability	60,019	58,741
Loan payable	-	1,025,000
Total liabilities	8,716,822	7,868,963

Commitments and contingencies (Note 11)
Stockholders' deficit:
Preferred stock, $0.000001 par value, 10,000,000 shares authorized, 1,752 shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common stock, $0.000001 par value, 100,000,000 shares authorized, 4,939,345 shares issued and outstanding as of March 31, 2023 and December 31, 2022	5	5
Additional paid-in capital	5,749,103	5,239,194
Accumulated deficit	(7,382,759)	(6,584,666)
Total stockholders' deficit	(1,633,650)	(1,345,467)
Total liabilities and stockholders' deficit	$7,083,171	$6,523,496

See the accompanying notes to the unaudited condensed financial statements
.

PISHPOSH, INC.
CONDENSED STATEMENTS OF COMPREHENVIE LOSS
(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
Net revenues	$4,575,891	$5,151,261
Cost of net revenues	3,029,512	3,406,887
Gross profit	1,546,379	1,744,374

Operating expenses:
General and administrative	885,635	2,703,764
Research and development	30,000	-
Sales and marketing	1,310,365	1,487,129
Total operating expenses	2,226,000	4,190,893

Loss from operations	(679,621)	(2,446,519)

Other income (expense):
Other income	-	159,159
Interest expense	(118,472)	(17,993)
Total other income (expense)	(118,472)	141,166

Provision for income taxes	-	-
Net loss	$(798,093)	$(2,305,353)

Weighted average common shares outstanding - basic and diluted	4,939,345	1,323,498
Net loss per common share - basic and diluted	$(0.16)	$(1.74)

See the accompanying notes to the unaudited condensed financial statements
.

PISHPOSH, INC.
CONDENSED STATEMENTS OF STOC
KH
OLDERS’
DEFICIT
(UNAUDITED
)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2021	80	$-	1,479,766	2	431,032	$(1,443,417)	$(1,012,383)
Issuance of shares of common and preferred stock for services	150	-	1,291,922	1	1,441,921	-	1,441,922
Conversion of notes and payables and issuance of common and preferred shares for proceeds	2,270	-	731,690	1	3,001,666	-	3,001,667
Convertible note payable and warrants issued as offering costs		-	-	-	(240,135)	-	(240,135)
Net loss	-	-	-	-	-	(2,305,353)	(2,305,353)
Balances at March 31, 2022	2,500	$-	3,503,378	$4	$4,634,484	$(3,748,770)	$885,718

Balances at December 31, 2022	1,752	$-	4,939,345	$5	$5,239,194	$(6,584,666)	$(1,345,467)
Warrants issued in connection with notes	-	-	-	-	509,909	-	509,909
Net loss	-	-	-	-	-	(798,093)	(798,093)
Balances at March 31, 2023	1,752	$-	4,939,345	$5	$5,749,103	$(7,382,759)	$(1,633,651)

See the accompanying notes to the unaudited condensed financial statements
.

PISHPOSH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(798,093)	$(2,305,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,856	11,874
Amortization of debt discount	23,502	-
Forgiveness of Payroll Protection Program loan payable	-	(142,597)
Change in inventory allowance	(31,582)	26,310
Issuance of shares of common and preferred stock for services	-	1,441,922
Amortization of right of use asset	13,990	12,949
Changes in operating assets and liabilities:
Accounts receivable	(162,446)	(175,569)
Inventory	455,507	(1,243,486)
Prepaid expenses and other current assets	(306,552)	(2,700)
Deferred offering costs	(299,712)	(141,961)
Accounts payable	707,155	283,447
Accounts payable, related party	75,740	(80,937)
Lease liability	(13,945)	(12,432)
Accrued expenses and other current liabilities	(93,194)	(31,913)
Net cash used in operating activities	(417,774)	(2,360,448)
Cash flows from investing activities:
Website development costs	-	(18,000)
Net cash used in investing activities	-	(18,000)
Cash flows from financing activities:
Proceeds from loan and note s payable	1,139,705	1,202,000
Repayments of loan payable	(481,195)	(307,926)
Proceeds from loan payable, related party	515,000	-
Repayments of loan payable, related party	(515,000)	-
Proceeds from issuance of preferred and common stock in Subsequent Closing	-	1,689,980
Net cash provided by financing activities	658,510	2,584,054
Net change in cash and cash equivalents	240,736	205,606
Cash and cash equivalents at beginning of period	218,605	773,880
Cash and cash equivalents at end of period	$459,341	$979,486
Supplemental disclosure of cash flow information:
Cash paid for interest	$72,250	$16,392

Supplemental disclosure of non-cash investing and financing activities:
W arrants issued in connection with notes	$509,909	$-
Conversion of accounts payable, related party into equity	$-	$250,000
Conversion of notes payable into equity	$-	$1,061,687
Convertible note payable and warrants issued as offering costs	$-	$240,135
Effect of the Merger on members' capital and additional paid-in capital	$-	$431,032
Lease liability arising for obtaining right of use asset	$-	$168,113

See the accompanying notes to the unaudited condensed financial statements
.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

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

On March 8, 2023,
the Company was advised by Boustead Securities, LLC (“Boustead”), the Company’s lead underwriter that Boustead was postponing the Company’s underwritten initial public offering that priced on March 7, 2023. The Company’s shares of Common Stock were expected to begin trading on Nasdaq Capital Market on March 8, 2023, under the symbol “BABY.” The Company’s management intends to continue to focus on pursuing
its initial public offering at a later date.

NOTE 2: GOING CONCERN

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date of this Quarterly Report on Form 10-Q.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has often not generated profits since inception, has sustained net losses of $798,093 and $2,305,353 for the three months ended March 31, 2023 and 2022, respectively, and has negative cash flows from operations for the three months
then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next 12 months from the date of this Quarterly Report on Form 10-Q
is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or to obtain additional debt or
equity
financing.  Through the date
of this Quarterly Report on Form 10-Q
, the Company has been primarily financed through the issuance of loans and proceeds from the sale of preferred and common stock.  In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. No assurance can be given that the Company will be successful in these efforts.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2023 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2023.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2021 and has elected to comply with certain reduced public company reporting requirements.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, inventory, fair value of warrants issued with debt,

revenue recognition, and e-commerce accounting considerations. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Significant Risks and Uncertainties

The Company is subject to customary risks and uncertainties including, but not limited to, the need for protection of proprietary technology, dependence on key personnel, costs of services provided by third parties, the need to obtain additional financing, and limited operating history.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At March 31, 2023 and December 31, 2022 all of the Company's cash and cash equivalents were held at one accredited financial institution.

Concentrations

The Company is dependent on third-party vendors for its inventory purchases.  During the three months ended March 31, 2023 and 2022, four and two vendors accounted for 60% and 50% of total purchases, respectively.  The loss of these vendors may have a negative short-term impact on the Company’s operations; however, the Company believes there are acceptable substitute vendors that can be utilized longer-term.

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

The carrying values of the Company’s accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short maturity of these instruments.   The Company believes the carrying amount of its convertible notes payable
, notes payable
and loan payable approximate fair value based on rates and other terms currently available to the Company for similar debt instruments.

Accounts Receivable

Accounts receivable are derived from products delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  As of March 31, 2023 and December 31, 2022, the Company determined that no allowance for doubtful accounts was necessary.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Inventory

Inventories consist of finished goods and products in transit from the Company’s suppliers.  Finished goods inventory includes amounts primarily held at the Company’s warehouse location and at Amazon.  Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight and duties. Inventory is recorded at the lower of cost or net realizable value using the first-in-first-out (FIFO) method. If the Company determines that the estimated net realizable value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those projected by the Company, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made. As of March 31, 2023 and December 31, 2022, there was a reserve for obsolescence of $513,851 and $482,269, respectively.

Deposits for future inventory purchases are included in prepaid expenses and other current assets.  As of March 31, 2023 and December 31, 2022, prepaid expenses and other current assets included $573,708 and $330,906, respectively, in inventory deposits.

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

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company derives its revenue primarily from e-commerce transactions. For e-commerce transactions, revenue is recognized at the time the product is shipped to the customer, which is the point in time when control is transferred. The Company generates a small percentage of sales in its showroom, which revenue is recognized at the time the product is sold in store to the customer.  There was no breakage income recognized for unredeemed gift cards for the three months ended March 31, 2023 or 2022.

The Company deducts discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued expenses until remitted to the taxing authorities. Shipping and handling fees charged to customers are included in net revenues.  All shipping and handling costs are accounted for as fulfilment costs in sales and marketing expense, and are therefore not evaluated as a separate performance obligation.

Cost of Revenue

Cost of revenue consists of the costs of inventory sold, packaging materials costs, inbound freight and customs and duties.  The Company includes outbound freight associated with shipping goods to customers as a component of sales and marketing expenses as noted below.

Sales and Marketing

Sales and marketing expenses
include
fulfilment center operations, third-party logistics costs, e-commerce selling commissions, marketing and advertising costs as well as public relations.

The Company also includes outbound freight associated with shipping goods to customers as a component of sales and marketing expenses.
During the three months ended March 31, 2023 and 2022
, shipping and handling costs were $406,697 and $
525,422
, respectively.

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
Advertising costs were $400,950 and $376,986 for the three months ended March 31, 2023 and 2022, respectively.

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

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed.  As of March 31, 2023 and December 31, 2022, the Company had capitalized $1,483,062 and $1,183,350 in deferred offering costs, respectively.  Deferred offering costs include
professional fees incurred including legal, accounting, underwriting and advisory in connection with the Company’s anticipated equity offering.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Warrant Valuation

Stock warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards is estimated using the Black-Scholes option model with a volatility figure derived from an average
of historical stock prices for comparable entities. The Company accounts for the expected life based on the contractual life of the warrants. The risk-free interest rate is determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the warrants.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of March 31, 2023, diluted net loss per share is the same as basic net loss per share.
Potentially dilutive items outstanding as of March 31, 2023 and 2022 are as follows:

	March 31,
	2023	2022
Convertible note payable	240,135	240,135
Convertible note payable, related party (1)	172,727	-
Preferred stock (convertible to common stock)	1,752,371	2,500,000
Common stock warrants	3,975,008	3,241,825
Total potentially dilutive securities	6,140,241	5,981,960

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Recently Issued and Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard establishes an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in a timelier recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses is
to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption.

In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard. Instead, entities would need to apply other U.S. GAAP, namely Topic 842 (Leases), to account for changes in the collectability assessment for operating leases. Other than operating lease receivables, Partnership trade receivables include receivables from finance leases and equipment sales. Under Topic 606 (Revenue from Contracts with Customers), revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that finance lease receivables are recorded, they become subject to the CECL model and estimates of expected credit losses over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. Trade receivables derived from equipment sales are of short duration and there is not a material difference between incurred losses and expected losses.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 until December 15, 2022. The Company adopted this new guidance, including the subsequent updates to Topic 326, on January 1, 2023 and the adoption did not have a material impact on the Company’s financial statements and related disclosures
[A1]

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 4: INTANGIBLE ASSETS, NET

Intangible assets, net consists of the following:

	March 31,	December 31,
	2023	2022
Website development costs	$127,750	$127,750
Less: Accumulated amortization	(63,809)	(54,675)
Intangible assets, net	$63,941	$73,075

NOTE 5: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2023	2022
Accrued personnel and other expenses	$113,817	$78,343
Inventory related purchases	-	80,230
Gift card liability	202,453	202,453
Allowance for sales returns	49,430	102,887
Sales tax payable	16,827	25,662
Interest	64,201	50,347
Security deposit payable	3,708	3,708
Advances from third parties	100,000	100,000
Accrued expenses and other current liabilities	$550,436	$643,630

NOTE 6: LOAN AND NOTES PAYABLE

Merchant Advances

During 2023 and 2022, the Company entered into several short-term merchant loans with Amazon.   The loans mature in six to nine months and bear interest ranging from 8% to 13%.   The loans require monthly principal and interest payments.   During the three months ended March 31, 2023 and 2022, the Company received merchant advances totaling $0 and $1,202,000 respectively, and made repayments totaling $481,295 and $307,926, respectively. As of March 31, 2023 and December 31, 2022, the Company had $1,361,830 and $1,843,025, respectively in outstanding principal pertaining to these merchant loans.   Interest expense for the loans totaled $52,046 and $16,393 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, there was $14,782 and $17,376, respectively, in interest payable pertaining to these loans.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party

During 2023, the Company received loan proceeds of $515,000 from a related party.  The loan was unsecured, non-interest bearing and due on demand.  As of March 31, 2023, the Company fully repaid this loan.

Loan Payable

As of March 31, 2023 and December 31, 2022, the Company had $1,025,000 outstanding pertaining to a promissory note received in 2021.  In December 2022, the Company extended the maturity date to March 31, 2024.  Interest expense for the three months ended March 31, 2023 and 2022 were $0 and $0, respectively.

Notes Payable

On January 25, 2023, the Company issued three unsecured original issue discount promissory notes in the aggregate principal amount of $577,500, respectively (the “OID Notes”). The Company received proceeds in the aggregate amount of $550,000 in connection with the issuance of the OID Notes. No interest shall accrue on the OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The principal and all unpaid interest owed under each OID Note shall be due and payable on the earlier of (i) June 30, 2023, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering.
 In connection with the OID Notes, the Company recognized a debt discount of

$
27,500, of which $18,816 was amortized to interest expense and $8,684 remained unamortized as of March 31, 2023. As of date of this Quarterly Report on Form 10-Q
, the OID Notes are still outstanding.

The Company is presently conducting a private offering
(the “2023 Bridge Offering”)
of up to $1,000,000 of unsecured promissory notes (“
Investor Bridge
Notes”) and warrants to purchase up to 1,000,000 shares of the Company’s common stock.  The
Investor Bridge
Notes will bear interest at a rate of 6% per annum and will mature (the “
Investor Bridge
Notes Maturity Date”) on the earlier of two years from the date of the initial closing of such private placement or a liquidity event, as defined in the
Investor Bridge
Notes, which includes a firm commitment underwritten initial public offering of the
Company's
common stock.  Each of the Investor Bridge Notes will be coupled with an equal number of warrants (the “Investor Bridge Warrants”) to purchase common stock (up to 1,000,000 warrants) at an exercise price of $1.00 per share.  On the
Investor Bridge
Notes Maturity Date, the
Investor Bridge
Notes will be automatically repaid, and the proceeds payable shall be automatically applied to the exercise of the
Investor Bridge
Warrants.
At the first closing of the 2023 Bridge Offering, which took place on March 24, 2023, the Company issued $650,000 of
Investor Bridge
Notes and
issued Investor Bridge Warrants to purchase 650,000 shares of common stock
.
In connection with the first closing of the 2023 Bridge Offering
, the Company paid
Boustead Securities, LLC (“Boustead”), its placement agent in such 2023 Bridge Offering, $52,000 in cash issued
the placement agent 5-year warrants
to purchase 45,500 shares of common stock

(the “Boustead Bridge Warrants”), at an exercise price of $1.00 per share. The Boustead Bridge Warrants are considered as compensation to Boustead pursuant to the rules of FINRA and will not be exercisable until 180 days following the date of commencement of sales of the Company’s common stock pursuant to its initial public offering
.  Following
the first closing of the 2023 Bridge Offering,
the
Company received net proceeds of $589,705 after deducting fees.

In connection with the
Investor Bridge
Notes, the Company recognized a debt discount of $570,203, consisting of the relative fair value of the warrants issued of $509,909 (see Note 9) and issuance costs of $60,295. The debt discount will be amortized to interest expense over the life of the loan. During the three months ended March 31, 2022,
$4,687 was amortized to interest expense and $574,201 remained unamortized as of March 31, 2023.

Note
s
payable, net of debt discount, consisted of the following:

	March 31,	December 31,
	2023	2022
Principal	$1,227,500	$-
Less: Unamortized debt discount	(574,201)	-
	$653,299	$-

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7: CONVERTIBLE NOTES

In March 2022, the Company issued a convertible note to an entity that acted as placement agent for the financings.  The principal of the note is $240,135, which bears interest at 8% per annum and matured on March 1, 2023. On March 1, 2023, the maturity date was extended to September 1, 2023.  The note is convertible into shares of common stock and/or Series A preferred and warrants on a one-for-one basis.  Interest expense for the three months ended March 31, 2023 and 2022 pertaining to this note was $4,736 and $1,600, respectively. As of March 31, 2023 and December 31, 2022, interest payable was $20,789 and $16,053, respectively.

On August 23, 2022, the Company issued a convertible promissory note to a related party pursuant to services performed in the principal amount of $950,000. The note bears interest at 5% per annum, with principal and interest payments payable monthly, and matures on May 15, 2023.  At any time, the investor may convert the outstanding principal amount and accrued but unpaid interest into shares of common stock at a price equal to 110% of the price at which the Company consummates its initial public offering. Pursuant to the terms of the note, the investor may exceed its beneficial ownership limitation upon conversion into shares.  Interest expense for three months ended March 31, 2023 was $11,712 and interest payable as of March 31,
2023 and
December 31, 2022

was $28,630

 and $16,918, respectively
.

NOTE 8: STOCKHOLDERS’ EQUITY

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

Preferred Stock

The Company’s Amended Certificate of Incorporation authorizes the Board to establish and to issue from time to time one or more series of preferred stock, par value $0.000001 per share, covering up to an aggregate of 10,000,000 shares of preferred stock. Each series of preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. As of March 31, 2023, 20,000 shares of preferred stock are designated as Series A preferred stock.

Common Stock

The Company’s Amended Certificate of Incorporation authorizes 100,000,000 shares of common stock, par value $0.000001 per share.

As of both March 31, 2023 and
December 31, 2022, there were 1,752.37 shares of preferred stock and 4,939,345 shares of common stock issued and outstanding.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 9: WARRANTS

The following is a summary of warrant activity for the three months ended March 31, 202
3
:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2022	3,279,508	$1.00	$-
Issued with New Notes	650,000	1.00
Placement agent consideration for Investor Bridge Notes	45,500	1.00
Outstanding as of March 31, 2023	3,975,008	$1.00	$-

Exercisable as of March 31, 2023	733,183	$1.00	$-

In connection with the first closing of the 2023 Bridge Offering, the Company granted
650,000
Investor Bridge Warrants and
45,500
Boustead Bridge Warrants. Both the Investor Bridge Warrants and the Boustead Bridge Warrants have an exercise price of
$
1.00
per share and are exercisable immediately. In the event that a holder of an Investor Bridge Warrant has not elected to exercise such Investor Bridge Warrant prior to the earlier of  the Investor Bridge Notes Maturity Date or the consummation of an initial public offering of the Company’s common stock and listing or trading of its common stock on a trading market or national securities exchange ("IPO"), such Investor Bridge Warrant shall automatically be deemed to have been exercised upon the consummation of the IPO and, at such time, as payment of the aggregate exercise price under such Investor Bridge Warrant, the principal of such holder’s corresponding Investor Bridge Note will be deemed repaid in full, and such deemed repayment will be considered payment in full of the aggregate exercise price of the Investor Bridge Warrant, pursuant to the terms of such Investor Bridge Warrant. The relative fair value of the warrants was
$509,909,
which was included as a debt discount and will be amortized to interest expense over the life of the Investor Bridge Notes (see Note 6).

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of warrants granted during the three months ended March 31, 2023:

Risk-free interest rate	3.74%
Expected term (in years)	2.20
Expected volatility	174.5%
Expected dividend yield	0%
Estimate fair value of common stock	3.75

The estimated fair value of common stock was based on the anticipated price of the Company’s common stock in its planned equity offering.

NOTE 10: RELATED PARTY TRANSACATIONS

The
Company received advances for purchases which were charged on credit cards owned by the previous Managing Member of Pish Posh Baby.  As of March 31, 2023 and December 31, 2022, there were net advances of $796,694 and $720,954, outstanding, respectively, which are reflected as accounts payable – related party on the balance sheets.

Refer to Note 6 and 7 for detail on related party loans.

NOTE 11: INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2023 and 2022 because the Company has determined that the realization of the net deferred tax asset is not assured.

There was no change in unrecognized tax benefits during the period ended March 31, 202
3
and there was no accrual for uncertain tax positions as of March 31, 2023.

Tax years from 2019 through 2022 remain subject to examination by U.S. federal and state jurisdictions.

NOTE 1
2
: COMMITMENTS AND CONTINGENCIES

Lease Commitments

In November 2019, the Company entered into a five-year lease agreement for retail showroom and office space in Lakewood, New Jersey. The lease matures in October 2024. Monthly base rent was $5,394 as of March 31, 2023 and escalates each year of the lease term.

Rent expense was $13,191 and $13,039 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 1
3
: SUBSEQUENT EVENTS

On April 14, 2023, the Company conducted the second closing of the 2023 Bridge Offering, at which it issued an additional Investor Bridge Note for
$100,000
and issued an Investor Bridge Warrant to purchase
100,000
shares of common stock.
In connection with the second closing of the 2023 Bridge Offering, the Company paid its placement agent $8,000 in cash and issued a Boustead Bridge Warrant to purchase 7,000 shares of common stock.

 The Company received $91,455 in net proceeds.

In April 2023, the Company entered into Promissory Note Extension Agreements with each of the following holders pursuant to which each such holder agreed to extend the maturity date of their respective promissory note, which notes include the OID Notes, in consideration for a warrant issued by the Company to such holder to purchase the number of shares of common stock of the Company identified below at an exercise price equal to $
0.01 per share (the “Note Extension Warrants”):

Holder	Shares Underlying Note Extension Warrant
Dov Kurlander	250,000
The Hewlett Fund LP	18,182
L1 Capital Global Opportunities Master Fund	54,545
Alpha Capital Anstalt	127,273

Also, in April 2023, the Company entered into two side letter agreements with the following stockholders, substantially in the forms attached as exhibits to this report (the “April 2023 Side Letter Agreements”), pursuant to which, in consideration for advisory services and/or time, effort and non-accountable expenses expended by such stockholders in connection with the Company, and as further incentive for such stockholders to cooperate with and support the Company’s business purposes, the Company issued such stockholders warrants to purchase the number of shares of common stock of the Company identified below at an exercise price equal to $0.01 per share (the “Advisory Warrants”):

Holder	Shares Underlying Advisory Warrant
Alpha Capital Anstalt	1,250,000
Palladium Holdings, LLC	250,000

Each of the Note Extension Warrants and the Advisory Warrants (collectively, the “April 2023 Warrants”) is exercisable at any time after the date that the Company’s shares of Common Stock have been approved for and are listed for trading on certain trading markets, including the Nasdaq Capital Market, and at any time up to the date that is five years after their original issuance. If a registration statement registering the issuance of the shares of Common Stock underlying the April 2023 Warrants under the Securities Act is not effective or available and an exemption from registration under the Securities Act is not available for the issuance of such shares, the holder may, in its sole discretion, elect to exercise the April 2023 Warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of Common Stock determined according to the formula set forth in the April 2023 Warrant. The April 2023 Warrants contain a provision limiting the number of shares of Common Stock that may be acquired upon exercise to the extent necessary to ensure that, after giving effect to such exercise, the number of shares of Common Stock then beneficially owned by the holder of the April 2023 Warrants and its affiliates and certain other persons does not exceed the Beneficial Ownership Limitation, which shall initially be 4.99% of the number of shares of the Common Shares outstanding immediately after giving effect to the issuance of Common Shares issuable upon exercise of such April 2023 Warrant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2022 included in Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC on March 28, 2023.

Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10
-
Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10
-
Q, particularly including those risks identified in Part II-Item 1A “Risk Factors” and our other filings with the SEC.

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10
-
Q. Statements made herein are as of the date of the filing of this Form 10
-
Q with the SEC and should not be relied upon as of any subsequent date. Even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10
-
Q, they may not be predictive of results or developments in future periods. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

The Company policy with
regard
to financial assets, is to invest cash at floating rates of interest and to maintain cash reserves in short-term investments in order to maintain liquidity, while also achieving a satisfactory return for shareholders.

The impact of recent interest rate increases has increased interest incurred on our merchant advances and credit transactions, however, the impact has not been material to our operations or financial performance.

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

Our gross profit and margin
are
primarily driven by fluctuations in our product costs for purchased inventory.

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

Results of Operations

Summary of Results of Operations for the three months ended March 31, 2023 and 2022

The following table presents our results of operations for the three months ended March 31, 2023 and 2022:
	Three Months Ended
	March 31,
	2023	2022
Net revenues	$4,575,891	$5,151,261
Cost of net revenues	3,029,512	3,406,887
Gross profit	1,546,379	1,744,374
General and administrative	885,635	2,703,764
Research and development	30,000	-
Sales and marketing	1,310,365	1,487,129
Loss from operations	(679,621)	(2,446,519)
Other income (expense)	(118,472)	141,166
Net loss	$(798,093)	$(2,305,353)

Net revenues

Net revenue was $4.6 million for the three months ended March 31, 2023, as compared to $5.2 million for the three months ended March 31, 2022, a decrease of $0.6 million. Due to the delayed public offering in March 2023, the Company was unable to acquire desired inventory which caused revenue decreases. The delayed offering also caused the Company to delay a launch of its new product due to less marketing spend surrounding the product.

Cost of net revenues and Gross profit and margin

Cost of net revenues was $3.0 million for the three months ended March 31, 2023 as compared to $3.4 million for the comparable three months ended March 31, 2022, a decrease of $0.4 million.  The decrease was primarily attributable to lower revenues in 2022.

Our gross profit for the three months ended March 31, 2023 was $1.5 million and $1.7 million for the three months ended March 31, 2022, and our gross margin was 33.9% and 34.0% for the three months ended March 31, 2023 and 2022.

General and Administrative Expenses

General and administrative expenses were $0.9 million for the three months ended March 31, 2023 as compared to $2.7 million three months ended March 31, 2022, a decrease of $1.8 million. The decrease was primarily due to stock-based compensation of $1.4 million and other non-cash expenses in 2022.

General and administrative expenses as a percentage of revenues were 20.5% and 50.9% for the three months ended March 31, 2023 and 2022, respectively.

Research and Development

Research and development expenses were $30,000 in the three months ended March 31, 2023, which related to product testing.

Sales and Marketing Expenses

Sales and marketing expenses were $1.3 million for the three months ended March 31, 2023 as compared to $1.5 million for the comparable three months ended March 31, 2022, a decrease of $0.2 million. The decrease was primarily due to cost-cutting measures to decrease advertising costs in 2023.

Sales and marketing expenses as a percentage of revenues were 28.6% and 28.0% for the three months ended March 31, 2023 and 2022, respectively.

Other Income (Expense), Net

Interest expense was $118,472 for the three months ended March 31, 2023 as compared to $17,993 for the three months ended March 31, 2022. The increase was due to new loans and merchant advances entered into 2022 and the first quarter of 2023. Other income was $159,159 in 2022, primarily due to the PPP forgiveness.

Net Loss

Net loss was $0.8 million for the three months ended March 31, 2023 as compared to $2.3 million for the three months ended March 31, 2022, a decrease of $1.5 million. The decrease in net loss was primarily due to less operating expenses driven by stock and non-cash compensation in 2022, partially offset by less gross profit in 2023.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital to fund our inventory and marketing expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations, and debt financing. As of March 31, 2023 and December 31, 2022, we had $459,341 and $218,605 of cash, respectively.

Borrowings

During 2023 and 2022, we entered into several short-term merchant loans with Amazon.   The loans mature in six to nine months and bear interest ranging from 8% to 12%.   The loans require monthly principal and interest payments.   During the three months ended March 31, 2023 and 2022, we received merchant advances totaling $0 and $1,202,000 respectively, and made repayments totaling $481,295 and $307,926, respectively. As of March 31, 2023 and December 31, 2022, we had $1,361,830 and $1,843,025, respectively in outstanding principal pertaining to these merchant loans.   Interest expense for the loans totaled $52,046 and $16,393 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, there was $14,782 and $17,376, respectively, in interest payable pertaining to these loans.

During 2023, we received loan proceeds of $515,000 from a related party.  The loan was unsecured, non-interest bearing and due on demand.  As of March 31, 2023, we fully repaid this loan.

As of March 31, 2023 and December 31, 2022, we had $1,025,000 outstanding pertaining to a promissory note received in 2021.  In December 2022, we extended the maturity date to March 31, 2024.  Interest expense for the three months ended March 31, 2023 and 2022 were $0 and $0, respectively.

On January 25, 2023, we issued three unsecured original issue discount promissory notes in the aggregate principal amount of $577,500, respectively (the “OID Notes”). We received proceeds in the aggregate amount of $550,000 in connection with the issuance of the OID Notes. No interest shall accrue on the OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The principal and all unpaid interest owed under each OID Note shall be due and payable on the earlier of (i)
June
30, 2023, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering. In connection with the OID Notes, we recognized a debt discount of $27,500, of which $18,816 was amortized to interest expense and $8,684 remained unamortized as of March 31, 2023.
As of date of this Quarterly Report on Form 10-Q
, the OID Notes are still outstanding.

We are presently conducting a private offering (the “2023 Bridge Offering”) of up to $1,000,000 of unsecured promissory notes (“Investor Bridge Notes”) and warrants to purchase up to 1,000,000 shares of our common stock.  The Investor Bridge Notes will bear interest at a rate of 6% per annum and will mature (the “Investor Bridge Notes Maturity Date”) on the earlier of two years from the date of the initial closing of such private placement or a liquidity event, as defined in the Investor Bridge Notes, which includes a firm commitment underwritten initial public offering of our common stock.  Each of the Investor Bridge Notes will be coupled with an equal number of warrants (the “Investor Bridge Warrants”) to purchase common stock (up to 1,000,000 warrants) at an exercise price of $1.00 per share.  On the Investor Bridge Notes Maturity Date, the Investor Bridge Notes will be automatically repaid, and the proceeds payable shall be automatically applied to the exercise of the Investor Bridge Warrants.
At the first closing of the 2023 Bridge Offering, which took place on March 24, 2023, we issued $650,000 of Investor Bridge Notes and issued Investor Bridge Warrants to purchase 650,000 shares of common stock
.
In connection with the first closing of the 2023 Bridge Offering
, we paid
Boustead Securities, LLC (“Boustead”), our placement agent in such 2023 Bridge Offering, $52,000 in cash and issued the placement agent 5-year warrants to purchase 45,500 shares of common stock (the “Boustead Bridge Warrants”), at an exercise price of $1.00 per share. The Boustead Bridge Warrants are considered as compensation to Boustead pursuant to the rules of FINRA and will not be exercisable until 180 days following the date of commencement of sales of the common stock pursuant to our initial public offering
.  Following
the first closing of the 2023 Bridge Offering,
we received net proceeds of $589,705 after deducting fees.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:
	Three Months Ended
	March 31,
	2023	2022
Net cash used in operating activities	$(417,774)	$(2,360,448)
Net cash used in investing activities	-	(18,000)
Net cash provided by financing activities	658,510	2,584,054
Net change in cash and cash equivalents	$240,736	$205,606

Cash Used in Operating Activities

Cash flows used in operating activities were $0.4 million for the three months ended March 31, 2023 as compared to $2.4 million for the three months ended March 31, 2022. Cash used during the three months ended March 31, 2023 was primarily driven by our net loss of $0.8 million partially offset by increases in operating assets and liabilities of $0.4 million driven by an increase of $0.7 million in accounts payable.

Cash flows used in operating activities for the three months ended March 31, 2022 were primarily driven by our net loss of $2.3 million and decreases in operating assets and liabilities of $1.4 million, partially offset by non-cash charges of $1.3 million.

Cash Used in Investing Activities

Cash used in investing activities was $18,000 in 2022 due to capitalized website development costs.

Cash Provided by Financing Activities

We received note proceeds of $1.1 million in the three months ended March 31, 2023 and made loan repayment of $0.5 million. We also received $0.5 million in related party loans which were fully repaid in 2023.

We received loan proceeds of $1.2 million in the three months ended March 31, 2022 and made repayments totaling
$0.3 million. We also received $1.7 million for proceed from issuance of preferred and common stock.

Going Concern

We have evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements were issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have often not generated profits since inception, have
sustained net losses of $798,093 and $2,305,353 for the three months ended March 31, 2023 and 2022, respectively, and have
negative cash flows from operations for the years then ended.  These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern for the next 12 months from the date of this Quarterly Report on From 10-Q
is dependent upon
our
ability to generate sufficient cash flows from operations to meet our
obligations, which
hawse have
not been able to accomplish to date, and/or to obtain additional capital financing.  Through the date
of this Quarterly Report on From 10-Q
, we
have
been primarily financed through the issuance of loans and proceeds from the sale of preferred and common stock.  In the event that we cannot generate sufficient revenue to sustain our
operations, we will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If we are
unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us
, we would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. No assurance can be given that we will be successful in these efforts.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We
a
re seeking to raise capital via an equity offering. In the event we do not complete an offering, we expect to seek additional funding through private equity or debt financings. We may not be able to obtain financing on acceptable terms, or at all.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Emerging Growth Company Status

We are an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 and, as such, have elected to comply with certain reduced public company reporting requirements.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b
-
2 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, and as a result of the remediation of previously identified material weaknesses, as described below, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of March 31, 2023, the Company’s internal control over financial reporting was effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should consider carefully the risks described in our prospectus filed on March 7, 2023 and
Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC on March 28, 2023
, together with the other information contained in this Quarterly Report on Form 10
-
Q, including our financial statements and the related notes and in our other filings with the Securities and Exchange Commission. If any of the risks occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On January 25, 2023, the Company issued three unsecured original issue discount promissory notes in the aggregate principal amount of $577,500, respectively (the “OID Notes”). The Company received proceeds in the aggregate amount of $550,000 in connection with the issuance of the OID Notes. No interest shall accrue on the OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The principal and all unpaid interest owed under each OID Note shall be due and payable on the earlier of (i)
June
30, 2023, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering. In connection with the OID Notes, the Company recognized a debt discount of $27,500, of which $18,816 was amortized to interest expense and $8,684 remained unamortized as of March 31, 2023.
As of date of this Quarterly Report on Form 10-Q
, the OID Notes are still outstanding.

The Company is presently conducting a private offering (the “2023 Bridge Offering”) of up to $1,000,000 of unsecured promissory notes (“Investor Bridge Notes”) and warrants to purchase up to 1,000,000 shares of the Company’s common stock.  The Investor Bridge Notes will bear interest at a rate of 6% per annum and will mature (the “Investor Bridge Notes Maturity Date”) on the earlier of two years from the date of the initial closing of such private placement or a liquidity event, as defined in the Investor Bridge Notes, which includes a firm commitment underwritten initial public offering of the Company’s common stock.  Each of the Investor Bridge Notes will be coupled with an equal number of warrants (the “Investor Bridge Warrants”) to purchase common stock (up to 1,000,000 warrants) at an exercise price of $1.00 per share.  On the Investor Bridge Notes Maturity Date, the Investor Bridge Notes will be automatically repaid, and the proceeds payable shall be automatically applied to the exercise of the Investor Bridge Warrants.
At the first closing of the 2023 Bridge Offering, which took place on March 24, 2023, the Company issued $650,000 of Investor Bridge Notes and issued Investor Bridge Warrants to purchase 650,000 shares of common stock
.
In connection with the first closing of the 2023 Bridge Offering
, the Company paid
Boustead Securities, LLC (“Boustead”), its placement agent in such 2023 Bridge Offering, $52,000 in cash and issued the placement agent 5-year warrants to purchase 45,500 shares of common stock (the “Boustead Bridge Warrants”), at an exercise price of $1.00 per share. The Boustead Bridge Warrants are considered as compensation to Boustead pursuant to the rules of FINRA and will not be exercisable until 180 days following the date of commencement of sales of the Company’s common stock pursuant to its initial public offering
.  Following
the first closing of the 2023 Bridge Offering,
the Company received net proceeds of $589,705 after deducting fees.

On April 14, 2023, the Company conducted the second closing of the 2023 Bridge Offering, at which it issued an additional Investor Bridge Note for $100,000 and issued an Investor Bridge Warrant to purchase 100,000 shares of common stock.  In connection with the second closing of the 2023 Bridge Offering, the Company paid its placement agent $8,000 in cash and issued a Boustead Bridge Warrant to purchase 7,000 shares of common stock.  The Company received $91,455 in net proceeds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated February 24, 2022, by and between PishPosh, Inc. and Pish Posh Baby LLC.	S-1	333-267982	2.1	10/21/2022
3.1	Second Amended and Restated Certificate of Incorporation of PishPosh, Inc., dated October 20, 2022.	S-1	333-267982	3.1	10/21/2022
3.2	Certificate of Merger of Pish Posh Baby LLC into PishPosh, Inc., dated February 24, 2022 and filed on February 25, 2022.	S-1	333-267982	3.3	10/21/2022
3.3	Bylaws of PishPosh, Inc.	S-1	333-267982	3.4	10/21/2022
10.1	Unsecured OID Promissory Note, dated January 25, 2023, issued by PishPosh, Inc. in favor of Alpha Capital Anstalt in the principal amount of $367,500.	S-1/A	333-267982	10.16	02/13/2023
10.2	Unsecured OID Promissory Note, dated January 25, 2023, issued by PishPosh, Inc. in favor of L1 Capital Global Opportunities Master Fund in the principal amount of $157,500.	S-1/A	333-267982	10.17	02/13/2023
10.3	Unsecured OID Promissory Note, dated January 25, 2023, issued by PishPosh, Inc. in favor of The Hewlett Fund LP in the principal amount of $52,500.	S-1/A	333-267982	10.18	02/13/2023
10.4	Engagement Letter between Boustead Securities, LLC and PishPosh, Inc., dated February 2, 2022.	10-K	001-41623	10.19	03/28/2023
10.5	Amendment, dated March 22, 2023, to Engagement Letter between Boustead Securities, LLC and PishPosh, Inc., dated February 2, 2022.	10-K	001-41623	10.19	03/28/2023
10.6	Form of Subscription Agreement in connection with the 2023 Bridge Offering.	10-K	001-41623	10.19	03/28/2023
10.7	Form of Investor Bridge Note in connection with the 2023 Bridge Offering (included as Exhibit A to Exhibit 10.21).	10-K	001-41623	10.19	03/28/2023
10.8	Form of Investor Bridge Warrant in connection with the 2023 Bridge Offering (included as Exhibit B to Exhibit 10.21).	10-K	001-41623	10.19	03/28/2023
10.9*	Form of April 2023 Promissory Note Extension Agreement
10.10*	Side Letter Agreement between the Company and Palladium Holdings, LLC, dated April 5, 2023.
10.11*	Side Letter Agreement between the Company and Alpha Capital Anstalt, dated April 5, 2023.
10.12*	Form of April 2023 Warrant
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‐14(a) and 15d‐14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‐Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‐14(a) and 15d‐14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‐Oxley Act of 2002.
32.1*#	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‐Oxley Act of 2002
101*	Interactive Data Files.
104*	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

*	Filed herewith.
#
This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PishPosh, Inc.

May 15, 2023	By:	/s/ Chaim (Charlie) Birnbaum
Charlie Birnbaum
Chief Executive Officer
(Principal Executive Officer)

May 15, 2023	By:	/s/ Eric Sherb
Eric Sherb
Chief Financial Officer
(Principal Financial and Accounting Officer)

