Form 10-Q
period 2023-06-30
PishPosh, Inc.
filed 2023-08-14
CIK 1611282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2023

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
☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b‐2 of the Exchange Act). Yes
☐
  No
☒

As of August
14
, 2023, the Company had 4,939,345 shares of common stock, $0.000001 par value, issued and outstanding.

PishPosh, Inc.

FORM 10-Q

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PISHPOSH, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$295,564	$218,605
Accounts receivable	52,611	39,511
Inventory, net	3,884,833	4,534,877
Prepaid expenses and other current assets	191,788	346,405
Deferred offering costs	1,519,410	1,183,350
Total current assets	5,944,206	6,322,748
Property and equipment, net	-	2,722
Intangible assets, net	54,806	73,075
Deposits	10,155	10,155
Right of use asset	86,535	114,796
Total assets	$6,095,702	$6,523,496

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,918,052	$2,329,669
Accounts payable, related party	652,539	720,954
Accrued expenses and other current liabilities	599,594	643,630
Loan payable, current	2,089,839	1,843,025
Note payable, net of debt discount	746,359	-
Convertible note payable	240,135	240,135
Convertible note payable, related party	1,100,000	950,000
Right of use liability, current portion	61,147	57,809
Total current liabilities	8,407,665	6,785,222
Right of use liability	27,233	58,741
Loan payable	-	1,025,000
Total liabilities	8,434,898	7,868,963

Commitments and contingencies (Note 11)

Stockholders' deficit:
Preferred stock, $0.000001 par value, 10,000,000 shares authorized, 1,752 shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock, $0.000001 par value, 100,000,000 shares authorized, 4,939,345 shares issued and outstanding as of June 30, 2023 and December 31, 2022	5	5
Additional paid-in capital	13,130,058	5,239,194
Accumulated deficit	(15,469,259)	(6,584,666)
Total stockholders' deficit	(2,339,196)	(1,345,467)
Total liabilities and stockholders' deficit	$6,095,702	$6,523,496

See the accompanying notes to the unaudited condensed financial statements.

PISHPOSH, INC.
CONDENSED STATEMENTS OF COMPREHENVIE LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenues	$4,431,702	$6,084,186	$9,007,593	$11,235,447
Cost of net revenues	3,001,251	3,857,236	6,030,763	7,264,123
Gross profit	1,430,451	2,226,950	2,976,830	3,971,324

Operating expenses:
General and administrative	6,395,635	1,540,404	7,281,270	4,244,168
Research and development	30,000	66,022	60,000	66,022
Sales and marketing	1,236,998	1,782,166	2,547,363	3,269,295
Total operating expenses	7,662,633	3,388,592	9,888,633	7,579,485

Loss from operations	(6,232,182)	(1,161,642)	(6,911,803)	(3,608,161)

Other income (expense):
Other income	-	-	-	159,159
Interest expense	(160,468)	(42,820)	(278,940)	(60,813)
Loss on extinguishment of debt	(1,693,850)	-	(1,693,850)	-
Total other income (expense)	(1,854,318)	(42,820)	(1,972,790)	98,346

Provision for income taxes	-	-	-	-
Net loss	$(8,086,500)	$(1,204,462)	$(8,884,593)	$(3,509,815)

Weighted average common shares outstanding – basic and diluted	4,939,345	2,432,901	4,939,345	2,432,901
Net loss per common share – basic and diluted	$(1.64)	$(0.50)	$(1.80)	$(1.44)

PISHPOSH, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders ’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2021	80	$-	1,479,766	$2	$431,032	$(1,443,417)	$(1,012,383)
Issuance of shares of common and preferred stock for services	150	-	1,291,922	1	1,441,921	-	1,441,922
Conversion of notes and payables and issuance of common and preferred shares for proceeds	2,270	-	731,690	1	3,001,666	-	3,001,667
Convertible note payable and warrants issued as offering costs	-	-	-	-	(240,135)	-	(240,135)
Net loss	-	-	-	-	-	(2,305,353)	(2,305,353)
Balances at March 31, 2022	2,500	-	3,503,378	4	4,634,484	(3,748,770)	885,718
Net loss	-	-	-	-	-	(1,204,462)	(1,204,462)
Balances at June 30, 2022	2,500	$-	3,503,378	$4	$4,634,484	$(4,953,232)	$(318,744)

Balances at December 31, 2022	1,752	$-	4,939,345	$5	$5,239,194	$(6,584,666)	$(1,345,467)
Warrants issued as debt discount	-	-	-	-	509,909	-	509,909
Net loss	-	-	-	-	-	(798,093)	(798,093)
Balances at March 31, 2023	1,752	-	4,939,345	5	5,749,103	(7,382,759)	(1,633,651)
Warrants issued as debt discount	-	-	-	-	78,458	-	78,458
Warrants issued in connection with extinguishment of debt	-	-	-	-	1,685,166	-	1,685,166
Warrants issued for services	-	-	-	-	5,617,331	-	5,617,331
Net loss	-	-	-	-	-	(8,086,500)	(8,086,500)
Balances at June 30, 2023	1,752	$-	4,939,345	$5	$13,130,058	$(15,469,259)	$(2,339,196)

See the accompanying notes to the unaudited condensed financial statements.

PISHPOSH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,884,593)	$(3,509,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,991	21,486
Warrants issued for services	5,617,331	-
Amortization of debt discount	94,881	-
Loss on extinguishment of debt	1,693,850	-
Change in inventory allowance	(31,582)	41,440
Amortization of right of use asset	28,261	1,034
Issuance of shares of common and preferred stock for services	-	1,441,922
Forgiveness of Payroll Protection Program loan payable	-	(142,597)
Changes in operating assets and liabilities:
Accounts receivable	(13,100)	9,260
Inventory	681,626	(1,967,686)
Prepaid expenses and other current assets	154,617	(54,616)
Deferred offering costs	(336,060)	(397,954)
Accounts payable	588,384	308,933
Accounts payable, related party	(68,415)	(344,865)
Accrued expenses and other current liabilities	(44,036)	62,450
Accrued expenses, related party	-	1,000,000
Lease liability	(28,170)	-
Net cash used in operating activities	(526,015)	(3,531,008)
Cash flows from investing activities:
Website development costs	-	(30,400)
Net cash used in investing activities	-	(30,400)
Cash flows from financing activities:
Proceeds from loan and note payable	1,431,160	3,202,000
Repayments of loan payable	(978,186)	(1,573,730)
Proceeds from loan and note payable, related party	665,000	-
Repayments of loan payable, related party	(515,000)	-
Proceeds from issuance of preferred and common stock in Subsequent Closing	-	1,689,980
Net cash provided by financing activities	602,974	3,318,250
Net change in cash and cash equivalents	76,959	(243,158)
Cash and cash equivalents at beginning of period	218,605	773,880
Cash and cash equivalents at end of period	$295,564	$530,722

Supplemental disclosure of cash flow information:
Cash paid for interest	$124,432	$70,071

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued as debt discount	$588,366	$-
Conversion of accounts payable, related party into equity	$-	$250,000
Conversion of notes payable into equity	$-	$1,061,687
Convertible note payable and warrants issued as offering costs	$-	$240,135
Effect of the Merger on members' capital and additional paid-in capital	$-	$431,032
Lease liability arising for obtaining right of use asset	$-	$168,113

See the accompanying notes to the unaudited condensed financial statements.

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

NOTE 2: GOING CONCERN

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, which
raise substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date of this Quarterly Report on Form 10-Q.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has often not generated profits since inception, has sustained net losses of $8,884,593 and $3,509,815 for the six months ended June 30, 2023 and 2022, respectively, and has negative cash flows from operations for the six months then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next 12 months from the date of this Quarterly Report on Form 10-Q is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or to obtain additional debt or equity financing.  Through the date of this Quarterly Report on Form 10-Q, the Company has been primarily financed through the issuance of loans and proceeds from the sale of preferred and common stock. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2023 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2023.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2021 and has elected to comply with certain reduced public company reporting requirements.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, inventory, fair value of warrants, revenue recognition, and e-commerce accounting considerations. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Significant Risks and Uncertainties

The Company is subject to customary risks and uncertainties including, but not limited to, the need for protection of proprietary technology, dependence on key personnel, costs of services provided by third parties, the need to obtain additional financing, and limited operating history.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At June 30, 2023 and December 31, 2022 all of the Company's cash and cash equivalents were held at one accredited financial institution.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentrations

The Company is dependent on third-party vendors for its inventory purchases. During the six months ended June 30, 2023 and 2022, three and two vendors accounted for 44% and 55% of total purchases, respectively. The loss of these vendors may have a negative short-term impact on the Company’s operations; however, the Company believes there are acceptable substitute vendors that can be utilized longer-term.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of six months or less at the date of purchase to be cash equivalents.

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

The carrying values of the Company’s accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short maturity of these instruments.   The Company believes the carrying amount of its convertible notes payable, notes payable and loan payable approximates
fair value based on rates and other terms currently available to the Company for similar debt instruments.

Accounts Receivable

Accounts receivable are derived from products delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2023 and December 31, 2022, the Company determined that no allowance for doubtful accounts was necessary.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Inventory

Inventories consist of finished goods and products in transit from the Company’s suppliers. Finished goods inventory includes amounts primarily held at the Company’s warehouse location and at Amazon. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight and duties. Inventory is recorded at the lower of cost or net realizable value using the first-in-first-out (FIFO) method. If the Company determines that the estimated net realizable value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or net realizable value. If actual market conditions are less favorable
than those projected by the Company, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made. As of June 30, 2023 and December 31, 2022, there was a reserve for obsolescence of $513,851 and $482,269, respectively.

Deposits for future inventory purchases are included in prepaid expenses and other current assets. As of June 30, 2023 and December 31, 2022, prepaid expenses and other current assets included $179,335 and $330,906, respectively, in inventory deposits.

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

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company derives its revenue primarily from e-commerce transactions. For e-commerce transactions, revenue is recognized at the time the product is shipped to the customer, which is the point in time when control is transferred. The Company generates a small percentage of sales in its showroom, which revenue is recognized at the time the product is sold in store to the customer. There was no breakage income recognized for unredeemed gift cards for the six months ended June 30, 2023 or 2022.

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

The Company also includes outbound freight associated with shipping goods to customers as a component of sales and marketing expenses. During the three months ended June 30, 2023 and 2022, shipping and handling costs were $332,094 and $596,323, respectively
.
During the six months ended June 30, 2023 and 2022, shipping and handling costs were $738,791 and $1,121,745, respectively
.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits costs, professional services and information technology. General and administrative expenses also include payment processing fees, website costs and warehousing fees.

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were $472,818 and $475,396 for the three months ended June 30, 2023 and 2022, respectively. Advertising costs were $873,768 and $852,382 for the six months ended June 30, 2023 and 2022, respectively.

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

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of June 30, 2023 and December 31, 2022, the Company had capitalized $1,519,410 and $1,183,350 in deferred offering costs, respectively. Deferred offering costs include
professional fees incurred including legal, accounting, underwriting and advisory in connection with the Company’s anticipated equity offering.

Accounting for Preferred Stock

ASC 480, Distinguishing Liabilities from Equity, includes standards for how an issuer of equity (
including equity shares issued by consolidated entities) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity.

Management is required to determine the presentation for the preferred stock as a result of the redemption and conversion provisions, among other provisions in the agreement. Specifically, management is required to determine whether the embedded conversion feature in the preferred stock is clearly and closely related to the host instrument, and whether the bifurcation of the conversion feature is required and whether the conversion feature should be accounted for as a derivative instrument. If the host instrument and conversion feature are determined to be clearly and closely related (both more akin to equity)
, derivative
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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of June 30, 2023, diluted net loss per share is the same as basic net loss per share.
Potentially dilutive items outstanding as of June 30, 2023 and 2022 are as follows:

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	June 30,
	2023	2022
Convertible note payable	240,135	240,135
Convertible note payable, related party	304,126	-
Preferred stock	1,752,371	2,500,000
Common stock warrants	6,032,008	3,241,825
Total potentially dilutive securities	8,328,640	5,981,960

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

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying
financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 4: INTANGIBLE ASSETS, NET

Intangible assets, net consists of the following:

	June 30,	December 31,
	2023	2022
Website development costs	$127,750	$127,750
Less: Accumulated amortization	(72,944)	(54,675)
Intangible assets, net	$54,806	$73,075

NOTE 5: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2023	2022
Accrued personnel and other expenses	$114,924	$78,343
Inventory related purchases	-	80,230
Gift card liability	202,453	202,453
Allowance for sales returns	57,721	102,887
Sales tax payable	18,829	25,661
Interest	101,960	50,347
Security deposit payable	3,708	3,708
Advances from third parties	100,000	100,000
Accrued expenses and other current liabilities	$599,594	$643,630

 NOTE 6: LOAN AND NOTES PAYABLE

Merchant Advances

During 2023 and 2022, the Company entered into several short-term merchant loans with Amazon and Shopify. The loans mature in six to nine months and bear interest ranging from 8% to 13%. The loans require monthly principal and interest payments. During the six months ended June 30, 2023 and 2022, the Company received merchant advances totaling
$200,000 and $3,202,000 respectively, and made repayments
totaling
$978,186 and $1,573,730, respectively. As of June 30, 2023 and December 31, 2022, the Company had $1,064,839 and $1,843,025, respectively in outstanding principal pertaining to these merchant loans. Interest expense for the loans totaled
$85,551 and $
46,621
for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, there was $9,362 and $17,376, respectively, in interest payable pertaining to these loans.

Related Party

During 2023, the Company received loan proceeds of $515,000 from a related party.  The loan was unsecured, non-interest bearing and due on demand.  As of June 30, 2023, the Company fully repaid this loan.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Loan Payable

As of June 30, 2023 and December 31, 2022, the Company ha
s a
 $1,025,000
loan

outstanding
pursuant
to a promissory note
issued
in 2021. In December 2022, the Company extended the maturity date to March 31, 2024. Interest expense for the six months ended June 30, 2023 and 2022 were $0 and $0, respectively.

Notes Payable

OID Notes

On January 25, 2023, the Company issued three unsecured original issue discount promissory notes in the aggregate principal amount of $577,500, respectively (the “OID Notes”). The Company received proceeds in the aggregate amount of $550,000 in connection with the issuance of the OID Notes. No interest shall accrue on the OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The
OID Notes provided that the

principal and
all unpaid interest owed under each OID Note shall be due and payable on the earlier of (i) April 30, 2023, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering. In connection with the OID Notes, the Company recognized a debt discount of $27,500.

In April 2023, the Company entered into Promissory Note Extension Agreements with the noteholders pursuant to which each such holder agreed to extend the maturity date of the OID Notes to June 30, 2023. As of the issuance date of these financial statements, the OID notes are technically in default.

In connection with the Promissory Note Extension Agreements, the Company issued a warrant to purchase an aggregate of 200,000 shares of common stock with an exercise price of $0.01 per share to the noteholders (“Debt Extension Warrants”).  The Debt Extension Warrants are exercisable at any time after the date that the Company’s shares of common stock have been approved for and are listed for trading on certain trading markets, and at any time up to the date that is five years after their original issuance.
The fair value of the warrants was $748,963 as calculated by assumptions used in the Black-Scholes model, which was recorded to additional paid-in capital.  The Company evaluated the
Promissory Note Extension Agreements under ASC 470-50 and determined they meet the criteria as a debt extinguishment.  The fair value of the warrants, and the unamortized debt discount of the old OID notes of $8,684, totaled $757,647, which was recorded as a loss on extinguishment of debt on the statements of comprehensive loss.

During the six months ended June 30, 2023, interest expense on the OID Notes was $14,809, all of which was accrued and unpaid as of June 30, 2023.

Investor Bridge Notes

The Company
conducted
a private offering (the “2023 Bridge Offering”) of up to $1,000,000 of unsecured promissory notes (“Investor Bridge Notes”) and warrants to purchase up to 1,000,000 shares of the Company’s common stock. The Investor Bridge Notes will bear interest at a rate of 6% per annum and will mature (the “Investor Bridge Notes Maturity Date”) on the earlier of two years from the date of the initial closing of such private placement or a liquidity event, as defined in the Investor Bridge Notes, which includes a firm commitment underwritten initial public offering of the Company's common stock. Each of the Investor Bridge Notes will be coupled with an equal number of warrants (the “Investor Bridge Warrants”) to purchase common stock (up to 1,000,000 warrants) at an exercise price of $1.00 per share. On the Investor Bridge Notes Maturity Date, the Investor Bridge Notes will be automatically repaid, and the proceeds payable shall be automatically applied to the exercise of the Investor Bridge Warrants.

At the first closing of the 2023 Bridge Offering, which took place on March 24, 2023, the Company issued $650,000 of Investor Bridge
Notes and issued Investor Bridge Warrants to purchase 650,000 shares of common stock. In connection with the first closing of the 2023 Bridge Offering, the Company paid Boustead Securities, LLC (“Boustead”), its placement agent in such 2023 Bridge Offering, $52,000 in cash issued the placement agent 5-year warrants to purchase 45,500 shares of common stock (the “Boustead Bridge Warrants”), at an exercise price of $1.00 per share. The Boustead Bridge Warrants are considered as compensation to Boustead pursuant to the rules of FINRA and will not be exercisable until 180 days following the date of commencement of sales of the Company’s common stock pursuant to its initial public offering. Following the first closing of the 2023 Bridge Offering, the Company received net proceeds of $589,705 after deducting fees.

At the second closing of the 2023 Bridge Offering, which took place on April 14, 2023, the Company issued $100,000 of Investor Bridge
Notes and issued Investor Bridge Warrants to purchase 100,000 shares of common stock. In connection with the second closing of the 2023 Bridge Offering, the Company paid Boustead $8,000 in cash issued the placement agent 5-year warrants to purchase 7,000 shares of common stock at an exercise price of $1.00 per share. Following the second closing of the 2023 Bridge Offering, the Company received net proceeds of $91,455 after deducting fees.

During the six months ended June 30, 2023, interest expense on the 2023 Bridge Offering was $11,737, all of which was accrued and unpaid as of June 30, 2023.

In connection with the Investor Bridge
Notes, the Company recognized a debt discount of $657,206, consisting of the relative fair value of the warrants issued of $588,366 (see Note 9) and issuance costs of $68,840. The debt discount will be amortized to interest expense over the life of the loan. During the three and six months ended June 30, 2023, $76,065 and $71,378 was amortized to interest expense, respectively.  As of June 30, 2023, $581,141 remained unamortized.

Notes payable, net of debt discount, consisted of the following:

	June 30,	December 31,
	2023	2022
Principal	$1,327,500	$-
Less: Unamortized debt discount	(581,141)	-
	$746,359	$-

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7: CONVERTIBLE NOTES

In March 2022, the Company issued a convertible note to an entity that acted as placement agent for the financings. The principal of the note is $240,135, which bears interest at 8% per annum and matured on March 1, 2023. On March 1, 2023, the maturity date was extended to September 1, 2023. The note is convertible into shares of common stock and/or Series A preferred and warrants on a one-for-one basis. Interest expense for the six months ended June 30, 2023 and 2022 pertaining to this note was
$9,526 and $6,390, respectively. As of June 30, 2023 and December 31, 2022, interest payable was $25,579 and $16,053, respectively.

On August 23, 2022, the Company issued a convertible promissory note to a related party pursuant to services performed in the principal amount of $950,000. The note bears interest at 5% per annum, with principal and interest payments payable monthly, and matures on May 15, 2023. At any time, the investor may convert the outstanding principal amount and accrued but unpaid interest into shares of common stock at a price equal to 110% of the price at which the Company consummates its initial public offering. Pursuant to the terms of the note, the investor may exceed its beneficial ownership limitation upon conversion into shares. Interest expense for six months ended June 30, 2023 was $23,555 and interest payable as of June 30, 2023 and December 31, 2022 was $40,473 and $16,918, respectively.

In April 2023, the Company entered into a Promissory Note Extension Agreement with the noteholder pursuant to which the holder agreed to extend the maturity date of the note to December 31, 2023. In connection with the Promissory Note Extension Agreement, the Company issued a warrant to purchase an aggregate of 250,000 shares of common stock with an exercise price of $0.01 per share to the noteholder. The Debt Extension Warrants are exercisable at any time after the date that the Company’s shares of common stock have been approved for and are listed for trading on certain trading markets, and at any time up to the date that is five years after their original issuance.
The fair value of the warrants was $936,203 as calculated by assumptions used in the Black-Scholes model, which was recorded to additional paid-in capital.  The Company evaluated the
Promissory Note Extension Agreement under ASC 470-50 and determined it meets the criteria as a debt extinguishment.  The fair value of the warrants was recorded as a loss on extinguishment of debt on the statements of comprehensive loss.

In June 2023, the Company received $150,000 in proceeds from a related party pursuant to a convertible promissory note.  As of the issuance date of these financial statements, the terms of the convertible promissory note are being finalized, and are expected to be same as the August 2022 terms noted above.

NOTE 8: STOCKHOLDERS’ EQUITY

Merger / Recapitalization to PishPosh, Inc.

Prior to the Merger, Pish Posh‘s membership interests were represented by Units. As of December 31, 2021, Pish Posh had 1,000,000 units issued and outstanding, comprising $431,034 in contributed capital.

In February 2022, the Company cancelled 580,000 membership units in order to effectuate the Merger. Upon the Merger Agreement, the remaining 420,000 units outstanding immediately prior to the effectiveness of the merger was converted into 1.572314286 shares of common stock in the Company. At the option of any shareholder, shares of Series A preferred stock of the Company may be issued in lieu of shares of common stock. As a result of the Merger, the units were ultimately converted into 580,371 shares of common stock and 80 shares of Series A preferred stock. Furthermore, the Company reissued 899,305 shares of common stock pursuant to the initial cancellation agreement of the 580,000 membership units. As of a result of the Merger, t he $431,034 in members’
capital was converted into preferred and common stock and additional paid-in capital.

Preferred Stock

The Company’s Amended Certificate of Incorporation authorizes the Board to establish and to issue from time to time one or more series of preferred stock, par value $0.000001 per share, covering up to an aggregate of 10,000,000 shares of preferred stock. Each series of preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. As of June 30, 2023, 20,000 shares of preferred stock are designated as Series A preferred stock.

Common Stock

The Company’s Amended Certificate of Incorporation authorizes 100,000,000 shares of common stock, par value $0.000001 per share.

As of both June 30, 2023 and December 31, 2022, there were 1,752.37 shares of preferred stock and 4,939,345 shares of common stock issued and outstanding.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9: WARRANTS

The following is a summary of warrant activity for the six months ended June 30, 2023:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2022	3,279,508	$1.00	$-
Granted in connection with New Notes	750,000	1.00
Placement agent consideration for New Notes	52,500	1.00
Granted in connection with Notes Extension	450,000	0.01
Issued for services	1,500,000	0.01
Outstanding as of June 30, 2023	6,032,008	$0.68	$18,518,522

Exercisable as of June 30, 2023	840,183	$1.00	$2,307,489

In connection with the first and second closing of the 2023 Bridge Offering, the Company granted 750,000 Investor Bridge Warrants and 52,500 Boustead Bridge Warrants. Both the Investor Bridge Warrants and the Boustead Bridge Warrants have an exercise price of
$1.00 per share and are exercisable immediately. In the event that a holder of an Investor Bridge Warrant has not elected to exercise such Investor Bridge Warrant prior to the earlier of  the Investor Bridge Notes Maturity Date or the consummation of an initial public offering of the Company’s common stock and listing or trading of its common stock on a trading market or national securities exchange ("IPO"), such Investor Bridge Warrant shall automatically be deemed to have been exercised upon the consummation of the IPO and, at such time, as payment of the aggregate exercise price under such Investor Bridge Warrant, the principal of such holder’s corresponding Investor Bridge Note will be deemed repaid in full, and such deemed repayment will be considered payment in full of the aggregate exercise price of the Investor Bridge Warrant, pursuant to the terms of such Investor Bridge Warrant. The relative fair value of the warrants was
$588,366, which was included as a debt discount and will be amortized to interest expense over the life of the Investor Bridge Notes (see Note 6).

In April 2023, the Company entered into two side letter agreements with stockholders pursuant to which, in consideration for advisory services and/or time, effort and non-accountable expenses expended by such stockholders in connection with the Company, the Company issued such stockholders warrants to purchase an aggregate of 1,500,000 of shares of common stock at an exercise price equal to $0.01 per share. The Advisory Warrants are exercisable at any time after the date that the Company’s shares of common stock have been approved for and are listed for trading on certain trading markets, and at any time up to the date that is five years after their original issuance.  During the six months ended June 30, 2023, the Company recognized a fair value of $5,617,331 in additional paid-in capital as stock compensation expense pertaining to fair value of these warrants.

In April 2023, the Company issued an aggregate of 450,000 Debt Extension Warrants (see Note 6 and 7).  The Debt Extension Warrants are exercisable at any time after the date that the Company’s shares of common stock have been approved for and are listed for trading on certain trading markets, and at any time up to the date that is five years after their original issuance.
The aggregate fair value of the Debt Extension Warrants was $1,685,155, which was included in additional paid-in capital.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of warrants granted during the six months ended June 30, 2023:

Risk-free interest rate	3.68%
Expected term (in years)	4.18
Expected volatility	161.0%
Expected dividend yield	0%
Estimate fair value of common stock	3.75

The estimated fair value of common stock was based on the anticipated price of the Company’s common stock in its planned equity offering.

NOTE 10: RELATED PARTY TRANSACATIONS

The Company received advances for purchases which were charged on credit cards owned by the previous Managing Member of Pish Posh Baby. As of June 30, 2023 and December 31, 2022, there were net advances of
$652,539 and $720,954, outstanding,
respectively, which are reflected as accounts payable – related party on the balance sheets.

Refer to Note 6 and 7 for detail on related party loans.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11: INCOME TAXES

There is no income tax benefit for the losses for the six months ended June 30, 2023 and 2022 because the Company has determined that the realization of the net deferred tax asset is not assured.

There was no change in unrecognized tax benefits during the period ended June 30, 2023 and there was no accrual for uncertain tax positions as of June 30, 2023.

Tax years from 2019 through 2022 remain subject to examination by U.S. federal and state jurisdictions.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Lease Commitments

In November 2019, the Company entered into a five-year lease agreement for retail showroom and office space in Lakewood, New Jersey. The lease matures in October 2024. Monthly base rent was $5,394 as of June 30, 2023 and escalates each year of the lease term.

Rent expense was $16,985 and $16,450 for the
three
months ended June 30, 2023 and 2022, respectively.
Rent
expense was $30,176 and $29,489 for the
six months ended June 30, 2023 and 2022, respectively.

NOTE 13: SUBSEQUENT EVENTS

From July 1, 2023 through August
14
, 2023, the Company has made merchant advance repayments of approximately $313,000.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, particularly including those risks identified in Part II-Item 1A “Risk Factors” and our other filings with the SEC.

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview of Operations

We are primarily a baby gear retailer based in Lakewood, New Jersey. We showcase and sell our products through our showroom and our website,
www.pishposhbaby.com
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

19

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

Results of Operations

Summary of Results of Operations for the three months ended June 30, 2023 and 2022

The following table presents our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022
Net revenues	$4,431,702	$6,084,186
Cost of net revenues	3,001,251	3,857,236
Gross profit	1,430,451	2,226,950
General and administrative	6,395,635	1,540,404
Research and development	30,000	66,022
Sales and marketing	1,236,998	1,782,166
Loss from operations	(6,232,182)	(1,161,642)
Other income (expense)	(1,854,318)	(42,820)
Net loss	$(8,086,500)	$(1,204,462)

Net revenues

Net revenue was $4.4 million for the three months ended June 30, 2023, as compared to $6.1 million for the three months ended June 30, 2022, a decrease of $1.7 million. Due to the delayed public offering in March 2023, the Company was unable to acquire desired inventory which caused revenue decreases. The delayed offering also caused the Company to delay a launch of its new product due to less marketing spend surrounding the product.

Cost of net revenues and Gross profit and margin

Cost of net revenues was $3.0 million for the three months ended June 30, 2023 as compared to $3.9 million for the comparable three months ended June 30, 2022, a decrease of $0.9 million. The decrease was primarily attributable to lower revenues in 2023.

Our gross profit for the three months ended June 30, 2023 was $1.4 million and $2.2 million for the three months ended June 30, 2022, and our gross margin was 32.3% and 36.6% for the three months ended June 30, 2023 and 2022.

General and Administrative Expenses

General and administrative expenses were $6.4 million for the three months ended June 30, 2023 as compared to $1.5 million three months ended June 30, 2022, a increase of $4.9 million.
The increase was primarily due to stock-based compensation of $5.6 million in 2023, partially offset by cost-cutting measures initiated in 2023 as compared to 2022.

Research and Development

Research and development expenses were $30,000 and $66,022 in the three months ended June 30, 2023 and 2022, respectively, which related to product testing.

Sales and Marketing Expenses

Sales and marketing expenses were $1.2 million for the three months ended June 30, 2023 as compared to $
1.8
million for the comparable three months ended June 30, 2022, a decrease of $0.5 million. The decrease was primarily due to decreased advertising costs in connection with lower revenues.

Sales and marketing expenses as a percentage of revenues were
27.9
% and
29.3
% for the three months ended June 30, 2023 and 2022, respectively.

Other Income (Expense), Net

Interest expense was $160,469 for the three months ended June 30, 2023 as compared to $42,820 for the three months ended June 30, 2022. The increase was due to new loans and merchant advances entered into 2022 and the first and second quarters of 2023, as well as amortization of debt discount. In April 2023, the Company recorded a loss on extinguishment of debt of $1,693,850 related to the extension of note agreements.

Net Loss

Net loss was $8.1 million for the three months ended June 30, 2023 as compared to $1.2 million for the three months ended June 30, 2022, an increase of $6.9 million. The increase in net loss was primarily due to stock compensation expense of $5.6 million and loss on extinguishment of debt of $1.7 million in 2023, as well as lower gross profit.

Summary of Results of Operations for the six months ended June 30, 2023 and 2022

The following table presents our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022
Net revenues	$9,007,593	$11,235,447
Cost of net revenues	6,030,763	7,264,123
Gross profit	2,976,830	3,971,324
General and administrative	7,281,270	4,244,168
Research and development	60,000	66,022
Sales and marketing	2,547,363	3,269,295
Loss from operations	(6,911,803)	(3,608,161)
Other income (expense)	(1,972,790)	98,346
Net loss	$(8,884,593)	$(3,509,815)

Net revenues

Net revenue was $9.0 million for the six months ended June 30, 2023, as compared to $11.2 million for the six months ended June 30, 2022, a decrease of $2.2 million. Due to the delayed public offering in March 2023, the Company was unable to acquire desired inventory which caused revenue decreases. The delayed offering also caused the Company to delay a launch of its new product due to less marketing spend surrounding the product.

Cost of net revenues and Gross profit and margin

Cost of net revenues was $6.0 million for the six months ended June 30, 2023 as compared to $7.3 million for the comparable six months ended June 30, 2022, a decrease of $1.3 million. The decrease was primarily attributable to lower revenues in 2022.

Our gross profit for the six months ended June 30, 2023 was $3.0 million and $4.0 million for the six months ended June 30, 2022, and our gross margin was 33.0% and 35.3% for the six months ended June 30, 2023 and 2022.

General and Administrative Expenses

General and administrative expenses were $7.3 million for the six months ended June 30, 2023 as compared to $4.2 million six months ended June 30, 2022, an increase of $3.1 million. The increase was primarily due to stock-based compensation of $5.6 million and other non-cash expenses in 2023, partially offset by cost-cutting measures initiated in 2023 as compared to 2022.

Research and Development

Research and development expenses were $60,000 and $66,002 in the six months ended June 30, 2023 and 2022, respectively, which related to product testing.

Sales and Marketing Expenses

Sales and marketing expenses were $2.5 million for the six months ended June 30, 2023 as compared to $3.3 million for the comparable six months ended June 30, 2022, a decrease of $0.8 million. The decrease was primarily due to decreased advertising costs in connection with lower revenues and certain cost-cutting measures.

Sales and marketing expenses as a percentage of revenues were 28.3% and 29.1% for the six months ended June 30, 2023 and 2022, respectively.

Other Income (Expense), Net

Interest expense was $278,940 for the six months ended June 30, 2023 as compared to $60,813 for the six months ended June 30, 2022. The increase was due to new loans and merchant advances entered into 2022 and the first and second quarters of 2023, as well as amortization of debt discount. Other income was $159,159 in 2022, primarily due to the PPP forgiveness. In April 2023, the Company record a loss on extinguishment of debt of $1,693,850 related to the extension of note agreements.

Net Loss

Net loss was $8.9 million for the six months ended June 30, 2023 as compared to $3.5 million for the six months ended June 30, 2022, an increase of $5.4 million. The increase in net loss was primarily due to stock compensation expense of $5.6 million and loss on extinguishment of debt of $1.7 million in 2023, as well as lower gross profit.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital to fund our inventory and marketing expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations, and debt financing. As of June 30, 2023 and December 31, 2022, we had $295,564 and $218,605 of cash, respectively.

Borrowings

Merchant Advances

During 2023 and 2022, the Company entered into several short-term merchant loans with Amazon and Shopify. The loans mature in six to nine months and bear interest ranging from 8% to 13%. The loans require monthly principal and interest payments. During the six months ended June 30, 2023 and 2022, the Company received merchant advances totaling $200,000 and $3,202,000 respectively, and made repayments totaling $978,186 and $1,573,730, respectively. As of June 30, 2023 and December 31, 2022, the Company had $1,064,839 and $1,843,025, respectively in outstanding principal pertaining to these merchant loans. Interest expense for the loans totaled $85,551 and $46,621 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, there was $9,362 and $17,376, respectively, in interest payable pertaining to these loans.

Related Party

During 2023, the Company received loan proceeds of $515,000 from a related party.  The loan was unsecured, non-interest bearing and due on demand.  As of June 30, 2023, the Company fully repaid this loan.

Loan Payable

As of June 30, 2023 and December 31, 2022, the Company had $1,025,000 outstanding pertaining to a promissory note received in 2021. In December 2022, the Company extended the maturity date to March 31, 2024. Interest expense for the six months ended June 30, 2023 and 2022 were $0 and $0, respectively.

Notes Payable

OID Notes

On January 25, 2023, the Company issued three unsecured original issue discount promissory notes in the aggregate principal amount of $577,500, respectively (the “OID Notes”). The Company received proceeds in the aggregate amount of $550,000 in connection with the issuance of the OID Notes. No interest shall accrue on the OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The OID Notes provided that the principal and all unpaid interest owed under each OID Note shall be due and payable on the earlier of (i) April 30, 2023, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering. In connection with the OID Notes, the Company recognized a debt discount of $27,500.

In April 2023, the Company entered into Promissory Note Extension Agreements with the noteholders pursuant to which each such holder agreed to extend the maturity date of the OID Notes to June 30, 2023. As of the issuance date of these financial statements, the OID notes are technically in default.

In connection with the Promissory Note Extension Agreements, the Company issued a warrant to purchase an aggregate of 200,000 shares of common stock with an exercise price of $0.01 per share to the noteholders (“Debt Extension Warrants”).  The Debt Extension Warrants are exercisable at any time after the date that the Company’s shares of common stock have been approved for and are listed for trading on certain trading markets, and at any time up to the date that is five years after their original issuance. The fair value of the warrants was $748,963 as calculated by assumptions used in the Black-Scholes model, which was recorded to additional paid-in capital.  The Company evaluated the Promissory Note Extension Agreements under ASC 470-50 and determined they meet the criteria as a debt extinguishment.  The fair value of the warrants, and the unamortized debt discount of the old OID notes of $8,684, totaled $757,647, which was recorded as a loss on extinguishment of debt on the statements of comprehensive loss.

During the six months ended June 30, 2023, interest expense on the OID Notes was $14,809, all of which was accrued and unpaid as of June 30, 2023.

Investor Bridge Notes

The Company is conducted a private offering (the “2023 Bridge Offering”) of up to $1,000,000 of unsecured promissory notes (“Investor Bridge Notes”) and warrants to purchase up to 1,000,000 shares of the Company’s common stock. The Investor Bridge Notes will bear interest at a rate of 6% per annum and will mature (the “Investor Bridge Notes Maturity Date”) on the earlier of two years from the date of the initial closing of such private placement or a liquidity event, as defined in the Investor Bridge Notes, which includes a firm commitment underwritten initial public offering of the Company's common stock. Each of the Investor Bridge Notes will be coupled with an equal number of warrants (the “Investor Bridge Warrants”) to purchase common stock (up to 1,000,000 warrants) at an exercise price of $1.00 per share. On the Investor Bridge Notes Maturity Date, the Investor Bridge Notes will be automatically repaid, and the proceeds payable shall be automatically applied to the exercise of the Investor Bridge Warrants.

At the first closing of the 2023 Bridge Offering, which took place on March 24, 2023, the Company issued $650,000 of Investor Bridge Notes and issued Investor Bridge Warrants to purchase 650,000 shares of common stock. In connection with the first closing of the 2023 Bridge Offering, the Company paid Boustead Securities, LLC (“Boustead”), its placement agent in such 2023 Bridge Offering, $52,000 in cash issued the placement agent 5-year warrants to purchase 45,500 shares of common stock (the “Boustead Bridge Warrants”), at an exercise price of $1.00 per share. The Boustead Bridge Warrants are considered as compensation to Boustead pursuant to the rules of FINRA and will not be exercisable until 180 days following the date of commencement of sales of the Company’s common stock pursuant to its initial public offering. Following the first closing of the 2023 Bridge Offering, the Company received net proceeds of $589,705 after deducting fees.

At the second closing of the 2023 Bridge Offering, which took place on April 14, 2023, the Company issued $100,000 of Investor Bridge Notes and issued Investor Bridge Warrants to purchase 100,000 shares of common stock. In connection with the second closing of the 2023 Bridge Offering, the Company paid Boustead $8,000 in cash issued the placement agent 5-year warrants to purchase 7,000 shares of common stock at an exercise price of $1.00 per share. Following the second closing of the 2023 Bridge Offering, the Company received net proceeds of $91,455 after deducting fees.

During the six months ended June 30, 2023, interest expense on the 2023 Bridge Offering was $11,737, all of which was accrued and unpaid as of June 30, 2023.

In connection with the Investor Bridge Notes, the Company recognized a debt discount of $657,206, consisting of the relative fair value of the warrants issued of $588,366 (see Note 9) and issuance costs of $68,840. The debt discount will be amortized to interest expense over the life of the loan. During the three and six months ended June 30, 2023, $76,065 and $71,378 was amortized to interest expense, respectively.  As of June 30, 2023, $581,141 remained unamortized.

Notes payable, net of debt discount, consisted of the following:

	June 30,	December 31,
	2023	2022
Principal	$1,327,500	$-
Less: Unamortized debt discount	(581,141)	-
	$746,359	$-

Convertible Notes

In March 2022, the Company issued a convertible note to an entity that acted as placement agent for the financings. The principal of the note is $240,135, which bears interest at 8% per annum and matured on March 1, 2023. On March 1, 2023, the maturity date was extended to September 1, 2023. The note is convertible into shares of common stock and/or Series A preferred and warrants on a one-for-one basis. Interest expense for the six months ended June 30, 2023 and 2022 pertaining to this note was $9,526 and $6,390, respectively. As of June 30, 2023 and December 31, 2022, interest payable was $25,579 and $16,053, respectively.

On August 23, 2022, the Company issued a convertible promissory note to a related party pursuant to services performed in the principal amount of $950,000. The note bears interest at 5% per annum, with principal and interest payments payable monthly, and matures on May 15, 2023. At any time, the investor may convert the outstanding principal amount and accrued but unpaid interest into shares of common stock at a price equal to 110% of the price at which the Company consummates its initial public offering. Pursuant to the terms of the note, the investor may exceed its beneficial ownership limitation upon conversion into shares. Interest expense for six months ended June 30, 2023 was $23,555 and interest payable as of June 30, 2023 and December 31, 2022 was $40,473 and $16,918, respectively.

In April 2023, the Company entered into a Promissory Note Extension Agreement with the noteholder pursuant to which the holder agreed to extend the maturity date of the note to December 31, 2023. In connection with the Promissory Note Extension Agreement, the Company issued a warrant to purchase an aggregate of 250,000 shares of common stock with an exercise price of $0.01 per share to the noteholder. The Debt Extension Warrants are exercisable at any time after the date that the Company’s shares of common stock have been approved for and are listed for trading on certain trading markets, and at any time up to the date that is five years after their original issuance.  The fair value of the warrants was $936,203 as calculated by assumptions used in the Black-Scholes model, which was recorded to additional paid-in capital.  The Company evaluated the Promissory Note Extension Agreement under ASC 470-50 and determined it meets the criteria as a debt extinguishment.  The fair value of the warrants was recorded as a loss on extinguishment of debt on the statements of comprehensive loss.

In June 2023, the Company received $150,000 in proceeds from a related party pursuant to a convertible promissory note.  As of the issuance date of these financial statements, the terms of the convertible promissory note are being finalized, and are expected to be same as the August 2022 terms noted above.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Six Months Ended
	June 30,
	2023	2022
Net cash used in operating activities	$(526,015)	$(3,531,008)
Net cash used in investing activities	-	(30,400)
Net cash provided by financing activities	602,974	3,318,250
Net change in cash and cash equivalents	$76,959	$(243,158)

Cash Used in Operating Activities

Cash flows used in operating activities were $0.5 million for the six months ended June 30, 2023 as compared to $3.5 million for the six months ended June 30, 2022. Cash used during the six months ended June 30, 2023 was primarily driven by our net loss of $8.9 million partially offset by non-cash charges of $7.4 million increases in operating assets and liabilities of $0.9 million driven by a decrease of $0.7 million in inventory.

Cash flows used in operating activities for the six months ended June 30, 2022 were primarily driven by our net loss of $3.5 million and decreases in operating assets and liabilities of $1.4 million, partially offset by non-cash charges of $1.4 million.

Cash Used in Investing Activities

Cash used in investing activities was $0 in 2023 and $30,400 in 2022.

Cash Provided by Financing Activities

We received note proceeds of $1.4 million in the six months ended June 30, 2023 and made loan repayments of $1.0 million. We also received $0.7 million in related party loans and made repayments totaling $0.5 million.

We received loan proceeds of $3.2 million in the six months ended June 30, 2022 and made repayments totaling $1.6 million. We also received $1.7 million for proceed from issuance of preferred and common stock.

Going Concern

We have evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements were issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have often not generated profits since inception, has sustained net losses of $8,884,593 and $3,509,815 for the six months ended June 30, 2023 and 2022, respectively, and has negative cash flows from operations for the years then ended. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern for the next 12 months from the date the financial statements were available to be issued is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or to obtain additional capital financing. Through the date the financial statements were available to be issued, we has been primarily financed through the issuance of loans and proceeds from the sale of preferred and common stock. In the event that we cannot generate sufficient revenue to sustain its operations, we will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If we is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to we, we would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. No assurance can be given that we will be successful in these efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We re seeking to raise capital via an equity offering. In the event we do not complete an offering, we expect to seek additional funding through private equity or debt financings. We may not be able to obtain financing on acceptable terms, or at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, and as a result of the remediation of previously identified material weaknesses, as described below, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of June 30, 2023, the Company’s internal control over financial reporting was effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should consider carefully the risks described in our prospectus filed on March 7, 2023 and Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC on March 28, 2023, together with the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and in our other filings with the Securities and Exchange Commission. If any of the risks occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On January 25, 2023, the Company issued three unsecured original issue discount promissory notes in the aggregate principal amount of $577,500, respectively (the “OID Notes”). The Company received proceeds in the aggregate amount of $550,000 in connection with the issuance of the OID Notes. No interest shall accrue on the OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The principal and all unpaid interest owed under each OID Note shall be due and payable on the earlier of (i) April 30, 2023, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering. Interest expense pertaining to the OID Notes was $6,171 for the three months ended June 30, 2023, all of which was payable as of June 30, 2023. In connection with the OID Notes, the Company recognized a debt discount of $27,500, of which $18,816 was amortized to interest expense and $8,684 remained unamortized as of June 30, 2023. As of the issuance date of these financial statements, the OID Notes are still outstanding and in default.

The Company is conducted a private offering (the “2023 Bridge Offering”) of up to $1,000,000 of unsecured promissory notes (“Investor Bridge Notes”) and warrants to purchase up to 1,000,000 shares of the Company’s common stock.  The Investor Bridge Notes will bear interest at a rate of 6% per annum and will mature (the “Investor Bridge Notes Maturity Date”) on the earlier of two years from the date of the initial closing of such private placement or a liquidity event, as defined in the Investor Bridge Notes, which includes a firm commitment underwritten initial public offering of the Company’s common stock.  Each of the Investor Bridge Notes will be coupled with an equal number of warrants (the “Investor Bridge Warrants”) to purchase common stock (up to 1,000,000 warrants) at an exercise price of $1.00 per share.  On the Investor Bridge Notes Maturity Date, the Investor Bridge Notes will be automatically repaid, and the proceeds payable shall be automatically applied to the exercise of the Investor Bridge Warrants.   At the first closing of the 2023 Bridge Offering, which took place on March 24, 2023, the Company issued $650,000 of Investor Bridge Notes and issued Investor Bridge Warrants to purchase 650,000 shares of common stock. In connection with the first closing of the 2023 Bridge Offering, the Company paid Boustead Securities, LLC (“Boustead”), its placement agent in such 2023 Bridge Offering, $52,000 in cash and issued the placement agent 5-year warrants to purchase 45,500 shares of common stock (the “Boustead Bridge Warrants”), at an exercise price of $1.00 per share. The Boustead Bridge Warrants are considered as compensation to Boustead pursuant to the rules of FINRA and will not be exercisable until 180 days following the date of commencement of sales of the Company’s common stock pursuant to its initial public offering.  Following the first closing of the 2023 Bridge Offering, the Company received net proceeds of $589,705 after deducting fees.

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

In April 2023, the Company entered into two side letter agreements with stockholders pursuant to which, in consideration for advisory services and/or time, effort and non-accountable expenses expended by such stockholders in connection with the Company, the Company issued such stockholders warrants to purchase an aggregate of 1,500,000 of shares of common stock at an exercise price equal to $0.01 per share. The Advisory Warrants are exercisable at any time after the date that the Company’s shares of common stock have been approved for and are listed for trading on certain trading markets, and at any time up to the date that is five years after their original issuance.  .

In April 2023, the Company issued an aggregate of 450,000 Debt Extension Warrants (see Note 6 and 7).  The Debt Extension Warrants are exercisable at any time after the date that the Company’s shares of common stock have been approved for and are listed for trading on certain trading markets, and at any time up to the date that is five years after their original issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated February 24, 2022, by and between PishPosh, Inc. and Pish Posh Baby LLC.	S-1	333-267982	2.1	10/21/2022
3.1	Second Amended and Restated Certificate of Incorporation of PishPosh, Inc., dated October 20, 2022.	S-1	333-267982	3.1	10/21/2022
3.2	Certificate of Merger of Pish Posh Baby LLC into PishPosh, Inc., dated February 24, 2022 and filed on February 25, 2022.	S-1	333-267982	3.3	10/21/2022
3.3	Bylaws of PishPosh, Inc.	S-1	333-267982	3.4	10/21/2022
10.1	Employment Agreement, dated April 30, 2021, between Pish Posh Baby LLC and Alon Benishai.	S-1	333-267982	10.3	10/21/2022
10.2	Employment Agreement, dated November 23, 2021, between Pish Posh Baby LLC and Charlie Birnbaum.	S-1	333-267982	10.4	10/21/2022
10.3	Amendment No. 1 to Employment Agreement between PishPosh, Inc. and Charlie Birnbaum, dated January 18, 2023.	S-1/A	333-267982	10.4	02/13/2023
10.4	Employment Agreement, dated January 12, 2022, between Pish Posh Baby LLC and Jesse Sutton.	S-1/A	333-267982	10.5	02/13/2023
10.5	Amendment No. 1 to Employment Agreement between PishPosh, Inc. and Jesse Sutton, dated December 20, 2022.	S-1/A	333-267982	10.6	02/13/2023
10.6	Amendment No. 2 to Employment Agreement between PishPosh, Inc. and Jesse Sutton, dated January 18, 2023.	S-1/A	333-267982	10.7	02/13/2023
10.7	Offer Letter, dated August 25, 2022, between PishPosh, Inc. and Eric Sherb.	S-1/A	333-267982	10.8	02/13/2023
10.8	Promissory Note, dated November 15, 2021, issued by Pish Posh Baby LLC in favor of Moishe (Michael) Hartstein.	S-1/A	333-267982	10.9	02/13/2023
10.9	Amendment, dated December 27, 2022, to Promissory Note, issued by Pish Posh Baby LLC in favor of Moishe (Michael) Hartstein.	S-1/A	333-267982	10.10	02/13/2023
10.10	Intercreditor Agreement, dated November 30, 2021, by and among Pish Posh Baby LLC, Dov Kurlander and the noteholders identified therein.	S-1/A	333-267982	10.11	02/13/2023
10.11	2022 Equity Incentive Plan.	S-1/A	333-267982	10.13	02/13/2023
10.12	Form of Indemnification Agreement.	S-1/A	333-267982	10.15	02/13/2023
10.13	Unsecured OID Promissory Note, dated January 25, 2023, issued by PishPosh, Inc. in favor of Alpha Capital Anstalt in the principal amount of $367,500.	S-1/A	333-267982	10.16	02/13/2023
10.14	Unsecured OID Promissory Note, dated January 25, 2023, issued by PishPosh, Inc. in favor of L1 Capital Global Opportunities Master Fund in the principal amount of $157,500.	S-1/A	333-267982	10.17	02/13/2023
10.15	Unsecured OID Promissory Note, dated January 25, 2023, issued by PishPosh, Inc. in favor of The Hewlett Fund LP in the principal amount of $52,500.	S-1/A	333-267982	10.18	02/13/2023
10.16	Engagement Letter between Boustead Securities, LLC and PishPosh, Inc., dated February 2, 2022.	10-K	001-41623	10.19	03/28/2023
10.17	Amendment, dated March 22, 2023, to Engagement Letter between Boustead Securities, LLC and PishPosh, Inc., dated February 2, 2022.	10-K	001-41623	10.19	03/28/2023
10.18	Form of Subscription Agreement in connection with the 2023 Bridge Offering.	10-K	001-41623	10.19	03/28/2023
10.19	Form of Investor Bridge Note in connection with the 2023 Bridge Offering (included as Exhibit A to Exhibit 10.21).	10-K	001-41623	10.19	03/28/2023
10.20	Form of Investor Bridge Warrant in connection with the 2023 Bridge Offering (included as Exhibit B to Exhibit 10.21).	10-K	001-41623	10.19	03/28/2023
10.21	Form of April 2023 Promissory Note Extension Agreement	10-Q	001-41623	10.9	05/15/2023
10.22	Side Letter Agreement between the Company and Palladium Holdings, LLC, dated April 5, 2023.	10-Q	001-41623	10.10	05/15/2023
10.23	Side Letter Agreement between the Company and Alpha Capital Anstalt, dated April 5, 2023.	10-Q	001-41623	10.11	05/15/2023
10.24	Form of April 2023 Warrant.	10-Q	001-41623	10.12	05/15/2023
10.25	Amended and Restated Convertible Promissory Note, dated June 21, 2023, issued by PishPosh, Inc. to Dov Kurlander in the principal amount of $950,000.	POS AM	333-267982	10.28	07/18/2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‐14(a) and 15d‐14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‐Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‐14(a) and 15d‐14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‐Oxley Act of 2002.
32.1*#	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‐Oxley Act of 2002
101*	Interactive Data Files.
104*	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

*	Filed herewith.
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

PishPosh, Inc.
August 14, 2023	By:	/s/ Chaim (Charlie) Birnbaum
Charlie Birnbaum
Chief Executive Officer
(Principal Executive Officer)
August 14, 2023	By:	/s/ Eric Sherb
Eric Sherb
Chief Financial Officer
(Principal Financial and Accounting Officer)

