Form 10-Q
period 2023-09-30
PishPosh, Inc.
filed 2023-11-14
CIK 1611282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2023

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
☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b‐2 of the Exchange Act). Yes
☐
  No
☒

As of November 14, 2023, the Company had 4,939,345 shares of common stock, $0.000001 par value, issued and outstanding.

PishPosh, Inc.

FORM 10-Q

FO
RWARD‐LOOKING STATEMENTS

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, without limitation:

•	the impact of damage to or interruption of our information technology systems due to cyber-attacks or other circumstances beyond our control;

•	our ability to successfully implement our growth strategy;

•	failure to achieve growth or manage anticipated growth;

•	our ability to achieve or maintain profitability;

•	our ability to continue as a going concern;

•	the loss of key members of our senior management team;

•	our ability to generate sufficient cash flow to run our operations, service our debt and make necessary capital expenditures;

•	our ability to establish and maintain effective internal control over financial reporting;

•	our limited operating history;

•	our ability to successfully integrate Pish Posh Baby’s businesses and realize anticipated benefits with this acquisition and with other acquisitions or investments we may make;

•	our dependence on our subsidiaries for payments, advances and transfers of funds due to our holding company status;

•	our ability to successfully develop additional products and services or successfully commercialize such products and services;

•	competition in our market;

•	our ability to attract new and retain existing customers;

•	our exposure to product liability claims;

•	interruption in our sourcing operations;

•	our or our third-party contract manufacturers and suppliers’ ability to comply with legal and regulatory requirements;

•	our brand reputation;

•	compliance with data privacy rules;

•	our compliance with applicable regulations issued by the U.S. Federal Trade Commission (“FTC”) and other federal, state and local regulatory authorities;

•	risk of our products being recalled for a variety of reasons, including product defects, packaging safety and inadequate or inaccurate labelling disclosure; and

•	other factors discussed under the headings “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

PA
RT I – FINANCIAL INFORMATION

IT
EM 1. FINANCIAL STATEMENTS

PISHPOSH, INC.
CO
NDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$72,708	$218,605
Accounts receivable	141,385	39,511
Inventory, net	3,248,836	4,534,877
Prepaid expenses and other current assets	157,645	346,405
Deferred offering costs	1,612,278	1,183,350
Total current assets	5,232,852	6,322,748
Property and equipment, net	-	2,722
Intangible assets, net	45,672	73,075
Deposits	10,155	10,155
Right of use asset	71,978	114,796
Total assets	$5,360,657	$6,523,496

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,374,878	$2,329,669
Accounts payable, related party	132,287	720,954
Accrued expenses and other current liabilities	613,627	643,630
Loan payable, current	1,596,411	1,843,025
Note payable, net of debt discount	1,156,927	-
Convertible note payable	240,135	240,135
Convertible note payable, related party	1,100,000	950,000
Right of use liability, current portion	68,350	57,809
Total current liabilities	8,282,614	6,785,222
Right of use liability	5,519	58,741
Loan payable	-	1,025,000
Total liabilities	8,288,133	7,868,963

Commitments and contingencies (Note 11)

Stockholders' deficit:
Preferred stock, $0.000001 par value, 10,000,000 shares authorized, 1,752 shares issued and
outstanding as of both September 30, 2023 and December 31, 2022	-	-
Common stock, $0.000001 par value, 100,000,000 shares authorized, 4,939,345 shares issued
and outstanding as of both September 30, 2023 and December 31, 2022	5	5
Additional paid-in capital	13,130,058	5,239,194
Accumulated deficit	(16,057,539)	(6,584,666)
Total stockholders' deficit	(2,927,476)	(1,345,467)
Total liabilities and stockholders' deficit	$5,360,657	$6,523,496

See the accompanying notes to the unaudited condensed financial statements.

PISHPOSH, INC.
CONDENSED STATEMENTS OF COMPREHENVIE LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net revenues	$3,966,318	$5,623,037	$12,973,910	$16,858,484
Cost of net revenues	2,748,041	3,841,336	8,778,804	11,105,459
Gross profit	1,218,276	1,781,701	4,195,106	5,753,025

Operating expenses:
General and administrative	791,336	709,570	8,072,606	4,953,738
Research and development	-	30,000	60,000	96,022
Sales and marketing	1,231,592	1,631,404	3,778,955	4,900,699
Total operating expenses	2,022,928	2,370,974	11,911,561	9,950,459

Loss from operations	(804,652)	(589,273)	(7,716,455)	(4,197,434)

Other income (expense):
Other income	410,686	-	410,686	159,159
Interest expense	(194,314)	(54,878)	(473,254)	(115,691)
Loss on extinguishment of debt	-	-	(1,693,850)	-
Total other income (expense)	216,372	(54,878)	(1,756,418)	43,468

Net loss before income taxes	$(588,280)	$(644,151)	$(9,472,873)	$(4,153,966)

Provision for income taxes	-	-	-	-
Net loss	$(588,280)	$(644,151)	$(9,472,873)	$(4,153,966)

Weighted average common shares outstanding - basic and diluted	4,939,345	3,605,064	4,939,345	3,121,801
Net loss per common share - basic and diluted	$(0.12)	$(0.18)	$(1.92)	$(1.33)

See the accompanying notes to the unaudited condensed financial statements.

PISHPOSH, INC.
CO
NDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2021	80	$-	1,479,766	$2	$431,032	$(1,443,417)	$(1,012,383)
Issuance of shares of common and preferred stock for services	150	-	1,291,922	1	1,441,921	-	1,441,922
Conversion of notes and payables and issuance of common and preferred shares for proceeds	2,270	-	731,690	1	3,001,666	-	3,001,667
Convertible note payable and warrants issued as offering costs	-	-	-	-	(240,135)	-	(240,135)
Net loss	-	-	-	-	-	(2,305,353)	(2,305,353)
Balances at March 31, 2022	2,500	-	3,503,378	4	4,634,484	(3,748,770)	885,718
Net loss	-	-	-	-	-	(1,204,462)	(1,204,462)
Balances at June 30, 2022	2,500	-	3,503,378	4	4,634,484	(4,953,232)	(318,744)
Issuance of shares of common stock for cash, net of offering costs	-	-	538,338	1	429,710	-	429,711
Net loss	-	-	-	-	-	(644,151)	(644,151)
Balances at September 30, 2022	2,500	$-	4,041,716	$5	$5,064,194	$(5,597,383)	$(533,184)

Balances at December 31, 2022	1,752	$-	4,939,345	$5	$5,239,194	$(6,584,666)	$(1,345,467)
Warrants issued as debt discount	-	-	-	-	509,909	-	509,909
Net loss	-	-	-	-	-	(798,093)	(798,093)
Balances at March 31, 2023	1,752	-	4,939,345	5	5,749,103	(7,382,759)	(1,633,651)
Warrants issued as debt discount	-	-	-	-	78,458	-	78,458
Warrants issued in connection with extinguishment of debt	-	-	-	-	1,685,166	-	1,685,166
Warrants issued for services	-	-	-	-	5,617,331	-	5,617,331
Net loss	-	-	-	-	-	(8,086,500)	(8,086,500)
Balances at June 30, 2023	1,752	-	4,939,345	5	13,130,058	(15,469,259)	(2,339,196)
Net loss	-	-	-	-	-	(588,280)	(588,280)
Balances at September 30, 2023	1,752	$-	4,939,345	$5	$13,130,058	$(16,057,539)	$(2,927,476)

See the accompanying notes to the unaudited condensed financial statements.

PISHPOSH, INC.
CO
NDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,472,873)	$(4,153,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,125	31,098
Stock compensation expense	5,617,331	-
Amortization of debt discount	185,449	-
Loss on extinguishment of debt	1,693,850	-
Change in inventory allowance	22,203	44,838
Amortization of right of use asset	42,818	1,551
Issuance of shares of common and preferred stock for services	-	1,441,922
Issuance of convertible note, related party for services	-	950,000
Forgiveness of Payroll Protection Program loan payable	-	(142,597)
Changes in operating assets and liabilities:
Accounts receivable	(101,874)	(104,657)
Inventory	1,263,838	(2,106,720)
Prepaid expenses and other current assets	188,760	(129,707)
Deferred offering costs	(428,928)	(827,621)
Accounts payable	1,045,208	750,316
Accounts payable, related party	(588,666)	(188,861)
Accrued expenses and other current liabilities	(30,003)	311,917
Lease liability	(42,681)	-
Net cash used in operating activities	(575,443)	(4,122,487)
Cash flows from investing activities:
Purchase of property & equipment	-	(629)
Website development costs	-	(30,401)
Net cash used in investing activities	-	(31,030)
Cash flows from financing activities:
Proceeds from loan and note payable	1,751,160	5,202,000
Repayments of loan payable	(1,471,614)	(3,413,819)
Proceeds from loan and note payable, related party	665,000	-
Repayments of loan payable, related party	(515,000)	-
Proceeds from issuance of preferred and common stock in Subsequent Closing	-	1,689,980
Issuance of shares of common stock for cash, net of offering costs	-	429,711
Net cash provided by financing activities	429,546	3,907,872
Net change in cash and cash equivalents	(145,897)	(245,645)
Cash and cash equivalents at beginning of period	218,605	773,880
Cash and cash equivalents at end of period	$72,708	$528,235

Supplemental disclosure of cash flow information:
Cash paid for interest	$189,619	$79,556

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with new notes	$588,366	$-
Conversion of accounts payable, related party into equity	$-	$250,000
Conversion of notes payable into equity	$-	$1,061,687
Convertible note payable and warrants issued as offering costs	$-	$240,135
Effect of the Merger on members' capital and additional paid-in capital	$-	$431,032
Lease liability arising for obtaining right of use asset	$-	$168,112

See the accompanying notes to the unaudited condensed financial statements.

PISHPOSH, INC.
NO
TES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
,
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

On March 8, 2023, the Company was advised by Boustead Securities, LLC (“Boustead”), the Company’s lead underwriter that Boustead was postponing the Company’s underwritten initial public offering that priced on March 7, 2023. The Company’s shares of Common Stock were expected to begin trading on Nasdaq Capital Market on March 8, 2023, under the symbol “BABY.” The Company’s management intends to continue to focus on purs
u
ing its initial public offering at a later date.

NOTE 2: GOING CONCERN

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date of this Quarterly Report on Form 10-Q.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has often not generated profits since inception, has sustained net losses of $9,472,873 and $4,153,966 for the nine months ended September 30, 2023 and 2022, respectively, and has negative cash flows from operations for the nine months then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next 12 months from the date of this Quarterly Report on Form 10-Q is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or to obtain additional debt or equity financing.  Through the date of this Quarterly Report on Form 10-Q, the Company has been primarily financed through the issuance of loans and proceeds from the sale of preferred and common stock. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2023 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2023.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At September 30, 2023 and December 31, 2022 all of the Company's cash and cash equivalents were held at one accredited financial institution.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentrations

The Company is dependent on third-party vendors for its inventory purchases. During the nine months ended September 30, 2023 and 2022, three and two vendors accounted for 44% and 57% of total purchases, respectively. The loss of these vendors may have a negative short-term impact on the Company’s operations; however, the Company believes there are acceptable substitute vendors that can be utilized longer-term.

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

The carrying values of the Company’s accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short maturity of these instruments.   The Company believes the carrying amount of its convertible notes payable, notes payable and loan payable approximate
s
fair value based on rates and other terms currently available to the Company for similar debt instruments.

Accounts Receivable

Accounts receivable are derived from products delivered to customers and are stated at their net realizable value. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2023 and December 31, 2022, the Company determined that no allowance for doubtful accounts was necessary.

PISHPOSH,
IN
C.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Inventory

Inventories consist of finished goods and products in transit from the Company’s suppliers. Finished goods inventory includes amounts primarily held at the Company’s warehouse location and at Amazon. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight and duties. Inventory is recorded at the lower of cost or net realizable value using the first-in-first-out (FIFO) method. If the Company determines that the estimated net realizable value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those projected by the Company, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made. As of September 30, 2023 and December 31, 2022, there was a reserve for obsolescence of $460,065 and $482,269, respectively.

Deposits for future inventory purchases are included in prepaid expenses and other current assets. As of September 30, 2023 and December 31, 2022, prepaid expenses and other current assets included $158,945 and $330,906, respectively, in inventory deposits.

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

The Company derives its revenue primarily from e-commerce transactions. For e-commerce transactions, revenue is recognized at the time the product is shipped to the customer, which is the point in time when control is transferred. The Company generates a small percentage of sales in its showroom, which revenue is recognized at the time the product is sold in store to the customer. There was no breakage income recognized for unredeemed gift cards for the nine months ended September 30, 2023 or 2022.

The Company deducts discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued expenses until remitted to the taxing authorities. Shipping and handling fees charged to customers are included in net revenues. All shipping and handling costs are accounted for as fulfilment costs in sales and marketing expense and are
,
therefore
,
not evaluated as a separate performance obligation.

Cost of Revenue

Cost of revenue consists of the costs of inventory sold, packaging materials costs, inbound freight and customs and duties. The Company includes outbound freight associated with shipping goods to customers as a component of sales and marketing expenses as noted below.

Sales and Marketing

Sales and marketing expenses include fulfilment cent
er
 operations, third-party logistics costs, e-commerce selling commissions, marketing and advertising costs as well as public relations.

The Company also includes outbound freight associated with shipping goods to customers as a component of sales and marketing expenses. During the three months ended September 30, 2023 and 2022, shipping and handling costs were $334,098 and $505,133, respectively
.
During the nine months ended September 30, 2023 and 2022, shipping and handling costs were $1,072,889 and $
1,626,878, respectively
.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits costs, professional services and information technology. General and administrative expenses also include payment processing fees, website costs and warehousing fees.

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were $539,333 and $450,358 for the three months ended September 30, 2023 and 2022, respectively. Advertising costs were $1,413,101 and $1,302,740 for the nine months ended September 30, 2023 and 2022, respectively.

Research and Development Costs

Costs incurred in the research and development of the Company’s products are expensed as incurred.

Other Income

In the third quarter of 2023, the Company received employee retention tax credits totalling $410,686.

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

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of September 30, 2023 and December 31, 2022, the Company had capitalized $1,612,278 and $1,183,350 in deferred offering costs, respectively. Deferred offering costs include professional fees incurred including legal, accounting, underwriting and advisory in connection with the Company’s anticipated equity offering.

Accounting for Preferred Stock

ASC 480, Distinguishing Liabilities from Equity, includes standards for how an issuer of equity (including equity shares issued by consolidated entities) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity.

Management is required to determine the presentation for the preferred stock as a result of the redemption and conversion provisions, among other provisions in the agreement. Specifically, management is required to determine whether the embedded conversion feature in the preferred stock is clearly and closely related to the host instrument, and whether the bifurcation of the conversion feature is required and whether the conversion feature should be accounted for as a derivative instrument. If the host instrument and conversion feature are determined to be clearly and closely related (both more akin to equity), derivative liability accounting under ASC 815,
Derivatives and Hedging
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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of September 30, 2023, diluted net loss per share is the same as basic net loss per share.
Potentially dilutive items outstanding as of September 30, 2023 and 2022 are as follows:

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	September 30,
	2023	2022
Convertible note payable	240,135	240,135
Convertible note payable, related party	304,126	172,727
Preferred stock (convertible to common stock)	1,752,371	2,500,000
Common stock warrants	6,032,008	3,279,508
Total potentially dilutive securities	8,328,640	6,192,370

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
.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Management does not believe that any other recently issued, but not yet effective, acco unti
ng standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 4: INTANGIBLE ASSETS, NET

Intangible assets, net consists of the following:
	September 30,	December 31,
	2023	2022
Website development costs	$127,750	$127,750
Less: Accumulated amortization	(82,078)	(54,675)
Intangible assets, net	$45,672	$73,075

NOTE 5: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2023	2022
Accrued personnel and other expenses	$100,380	$78,343
Inventory related purchases	-	80,230
Gift card liability	202,453	202,453
Allowance for sales returns	54,067	102,887
Sales tax payable	20,030	25,661
Interest	132,989	50,347
Security deposit payable	3,708	3,708
Advances from third parties	100,000	100,000
Accrued expenses and other current liabilities	$613,627	$643,630

NOTE 6: LOAN AND NOTES PAYABLE

Merchant Advances

During 2023 and 2022, the Company entered into several short-term merchant loans with Amazon and Shopify. The loans mature in six to nine months and bear interest ranging from 8% to 13%. The loans require monthly principal and interest payments. During the nine months ended September 30, 2023 and 2022, the Company received merchant advances totaling $200,000 and $5,202,000 respectively, and made repayments totaling $1,471,614 and $3,413,819, respectively. As of September 30, 2023 and December 31, 2022, the Company had $571,411 and $1,843,025, respectively in outstanding principal pertaining to these merchant loans. Interest expense for the loans for the nine months ended September 30, 2023 and 2022 was $100,983 and $91,751, respectively, and for the three months ended September 30, 2023 and 2022 was

$15,432 and $
45130,
respectively. As of September 30, 2023 and December 31, 2022, there was $2,226 and $17,376, respectively, in interest payable pertaining to these loans.

Related Party

During 2023, the Company received loan proceeds of $515,000 from a related party. The loan was unsecured, non-interest bearing and due on demand. As of September 30, 2023, the Company fully repaid this loan.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Loan Payable

As of September 30, 2023 and December 31, 2022,
the Company had $1,025,000 outstanding pertaining to a promissory note received in 2021. In December 2022, the Company extended the maturity date to March 31, 2024. Interest expense for the nine months ended September 30, 2023 and 2022 was $0 and $0, respectively and for the three
 months ended September 30, 2023 and 2022 w
as
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

In April 2023, the Company entered into Promissory Note Extension Agreements with the noteholders pursuant to which each such holder agreed to extend the maturity date of the OID Notes to September 30, 2023. As of the issuance date of these financial statements, the OID notes are technically in default.

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

On August 31, 2023, the Company issued two unsecured original issue discount promissory notes in the aggregate principal amount of $336,000, respectively (the “August OID Notes”). The Company received proceeds in the aggregate amount of $320,000 in connection with the issuance of the August OID Notes. No interest shall accrue on the OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The principal and all unpaid interest owed under each
August
OID Note shall be due and payable on the earlier of (i) November 1, 2023, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering. In connection with the
August
OID Notes, the Company recognized a debt discount of $16,000. During the period ended September 30, 2023, $7,742 was amortized to interest expense. As of September 30, 2023, $8,258 remained unamortized.  As of the date of these financial statements, the parties are working on an extension of the August OID Notes.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investor Bridge Notes

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
Notes and issued Investor Bridge Warrants to purchase 100,000 shares of common stock. In connection with the second closing of the 2023 Bridge Offering, the Company paid Boustead $8,000 in cash
and
issued the placement agent 5-year warrants to purchase 7,000 shares of common stock at an exercise price of $1.00 per share. Following the second closing of the 2023 Bridge Offering, the Company received net proceeds of $91,455 after deducting fees.  Following the second closing of the 2023 Bridge Offering, the Company received net proceeds of $91,455 after deducting fees.

In connection with the Investor Bridge
Notes, the Company recognized a debt discount of $657,206, consisting of the relative fair value of the warrants issued of $588,366 (see Note 9) and issuance costs of $68,840. The debt discount will be amortized to interest expense over the life of the loan. During the three and nine months ended September 30, 2023, $82,826 and $158,891 was amortized to interest expense, respectively. As of September 30, 2023, $498,315 remained unamortized.

Notes payable, net of debt discount, consisted of the following:

	September 30,	December 31,
	2023	2022
Principal	$1,663,500	$-
Less: Unamortized debt discount	(506,573)	-
	$1,156,927	$-

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7: CONVERTIBLE NOTES

In March 2022, the Company issued a convertible note to an entity that acted as placement agent for the financings. The principal of the note is $240,135, which bears interest at 8% per annum and matured on March 1, 2023. On March 1, 2023, the maturity date was extended to September 1, 2023.  The parties are currently working on a further extension. The note is convertible into shares of common stock and/or Series A preferred and warrants on a one-for-one basis. Interest expense for the nine months ended September 30, 2023 and 2022 pertaining to this note was $14,369 and $11,211, respectively and for three
 months ended September 30, 2023 and 2022 pertaining to this note was $4,843 and $4,821, respectively. As of September 30, 2023 and December 31, 2022, interest payable was $28,821 and $16,053, respectively.

On August 23, 2022, the Company issued a convertible promissory note to a related party pursuant to services performed in the principal amount of $950,000. The note bears interest at 5% per annum, with principal and interest payments payable monthly, and matures on May 15, 2023. At any time, the investor may convert the outstanding principal amount and accrued but unpaid interest into shares of common stock at a price equal to 110% of the price at which the Company consummates its initial public offering. Pursuant to the terms of the note, the investor may exceed its beneficial ownership limitation upon conversion into shares. Interest expense for the nine months ended September 30, 2023 and 2022 was $36,801 and $4,945
,
 respectively,
and for the
three
months ended September 30, 2023 and 2022 was $13,246 and $0, respectively
.
 A
s of September 30, 2023 and December 31, 2022
, interest payable
 was $53,719 and $16,918, respectively.

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

In June 2023, the Company received $150,000 in proceeds from a related party with interest accruing thereon at a rate of 10% per annum and a maturity date of February 30, 2024. The note is expected to be converted into shares upon the anticipated initial public offering, and is included in convertible note, related party on the balance sheet.

NOTE 8: STOCKHOLDERS’ EQUITY

Merger / Recapitalization to PishPosh, Inc.

Prior to the Merger, Pish Posh‘s membership interests were represented by Units. As of December 31, 2021, Pish Posh had 1,000,000 units issued and outstanding, comprising $431,034 in contributed capital.

In February 2022, the Company cancelled 580,000 membership units in order to effectuate the Merger. Upon the Merger Agreement, the remaining 420,000 units outstanding immediately prior to the effectiveness of the merger w ere
 converted into 1.572314286 shares of common stock in the Company. At the option of any shareholder, shares of Series A preferred stock of the Company may be issued in lieu of shares of common stock. As a result of the Merger, the units were ultimately converted into 580,371 shares of common stock and 80 shares of Series A preferred stock. Furthermore, the Company reissued 899,305 shares of common stock pursuant to the initial cancellation agreement of the 580,000 membership units. As of a result of the Merger, t he $431,034 in members’
capital was converted into preferred and common stock and additional paid-in capital.

Preferred Stock

The Company’s Amended Certificate of Incorporation authorizes the Board to establish and to issue from time to time one or more series of preferred stock, par value $0.000001 per share, covering up to an aggregate of 10,000,000 shares of preferred stock. Each series of preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. As of September 30, 2023, 20,000 shares of preferred stock are designated as Series A preferred stock.

Common Stock

The Company’s Amended Certificate of Incorporation authorizes 100,000,000 shares of common stock, par value $0.000001 per share.

As of both September 30, 2023 and December 31, 2022, there were 1,752.37 shares of preferred stock and 4,939,345 shares of common stock issued and outstanding.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9: WARRANTS

The following is a summary of warrant activity for the nine months ended September 30, 2023:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2022	3,279,508	$1.00	$-
Granted in connection with New Notes	750,000	1.00
Placement agent consideration for New Notes	52,500	1.00
Granted in connection with Notes Extension	450,000	0.01
Issued for services	1,500,000	0.01
Outstanding as of September 30, 2023	6,032,008	$0.68	$18,518,522

Exercisable as of September 30, 2023	840,183	$1.00	$2,307,489

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

In April 2023, the Company entered into two side letter agreements with stockholders pursuant to which, in consideration for advisory services and/or time, effort and non-accountable expenses expended by such stockholders in connection with the Company, the Company issued such stockholders warrants to purchase an aggregate of 1,500,000 of shares of common stock at an exercise price equal to $0.01 per share. The Advisory Warrants are exercisable at any time after the date that the Company’s shares of common stock have been approved for and are listed for trading on certain trading markets, and at any time up to the date that is five years after their original issuance.  During the nine months ended September 30, 2023, the Company recognized a fair value of $5,617,331 in additional paid-in capital as stock compensation expense pertaining to fair value of these warrants.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of warrants granted during the nine months ended September 30, 2023:

Risk-free interest rate	3.68%
Expected term (in years)	4.18
Expected volatility	161.0%
Expected dividend yield	0%
Estimate fair value of common stock	3.75

The estimated fair value of common stock was based on the anticipated price of the Company’s common stock in its planned equity offering.

NOTE 10: RELATED PARTY TRANSACATIONS

The Company received advances for purchases which were charged on credit cards owned by the previous Managing Member of Pish Posh Baby. As of September 30, 2023 and December 31, 2022, there were net advances of
$132,287 and $720,954, outstanding,
respectively, which are reflected as accounts payable – related party on the balance sheets.

On September 8, 2023, the Board authorized the increase from five to six directors and elected Hank Cohn as a director.

Refer to Note 6 and 7 for detail on related party loans.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11: INCOME TAXES

There is no income tax benefit for the losses for
the three and
nine months ended September 30, 2023 and 2022 because the Company has determined that the realization of the net deferred tax asset is not assured.

There was no change in unrecognized tax benefits during the period ended September 30, 2023 and there was no accrual for uncertain tax positions as of September 30, 2023.

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

Rent
expense was $13,602 and $34,800 for the
three months ended September 30, 2023 and 2022, respectively.
Rent
expense was $43,778 and $64,289 for the
nine months ended September 30, 2023 and 2022, respectively.

NOTE 13: SUBSEQUENT EVENTS

Through the issuance date, the Company has received $535,000 in proceeds from short-term notes
, of which $235,000 were repaid.  The notes bear interest at 5% per annum and mature on December 15, 2023.

IT
EM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
-
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

Our strategy is built upon:
•	Sales growth of approximately 17% over the last three years without any new investment dollars, demonstrating ability to grow despite a challenging retail and macro environment.
•	From 2022 vs. 2021 , PishPosh has ramped sales by approximately 65%.

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

Our challenge is to ensure that potential customers do not use our content, education, and advice and purchase elsewhere. We currently intend to purchase, from time to time, end-of-season inventory to offer lower prices to help with customer acquisition. We also intend to widen our product line to furniture and nursery (products such as bedding and linen) in an effort to reach a broader range of consumers and to have a larger order value and better lifetime value per consumer. We intend to increase our Mom reps to include a wider range of people in order to communicate with and relate to varied demographics. We believe that our Mom reps not only help increase our customer base but also help us compete with the Big Box stores and other online retailers. The salespeople in the Big Box stores do not necessarily consist of educated parents as our Mom reps. Online e-commerce retailers cannot provide the personal expertise that our Mom reps offer our potential customers.

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

Interest Rate

Fluctuations in interest rates impact on the value of investments and financing activities, giving rise to interest rate risk. The debt of the Company is comprised of different instruments, which bear interest at either fixed or floating interest rates. The ratio of fixed and floating rate instruments in the loan portfolio is monitored and managed. All of our notes payable and capital lease obligations are fixed-rate instruments and are not subject to fluctuations in interest rates. A majority of the interest rates on our borrowings compare favorably with those rates available in the market.

The Company policy with regard to financial assets, is to invest cash at floating rates of interest and to maintain cash reserves in short-term investments in order to maintain liquidity, while also achieving a satisfactory return for shareholders.

The impact of recent interest rate increases has increased interest incurred on our merchant advances and credit transactions; however the impact has not been material to our operations or financial performance. Increasing interest rates may affect the Company’s financing activities, which could make it more difficult for the Company to secure inventory on a timely basis and adversely impact the Company’s ability to manage its accounts payable with suppliers.

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

Results of Operations

Summary of Results of Operations for the three months ended September 30, 2023 and 2022

The following table presents our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022
Net revenues	$3,966,318	$5,623,037
Cost of net revenues	2,748,041	3,841,336
Gross profit	1,218,276	1,781,701
General and administrative	791,336	709,570
Research and development	-	30,000
Sales and marketing	1,231,592	1,631,404
Loss from operations	(804,652)	(589,273)
Other income (expense)	216,372	(54,878)
Net loss	$(588,280)	$(644,151)

Net revenues

Net revenue was $3,966,318 for the three months ended September 30, 2023, as compared to $5,623,037 for the three months ended September 30, 2022, a decrease of $1,656,719. Due to the delayed public offering in March 2023, the Company was unable to acquire desired inventory which caused revenue decreases. The delayed offering also caused the Company to delay a launch of its new product due to less marketing spend surrounding the product.

Cost of net revenues and Gross profit and margin

Cost of net revenues was $2,748,041 for the three months ended September 30, 2023 as compared to $3,841,336 for the comparable three months ended September 30, 2022, a decrease of $1,093,295. The decrease was primarily attributable to lower revenues in 2023.

Our gross profit for the three months ended September 30, 2023 was $1,
218
,
276
and $1,781,701 for the three months ended September 30, 2022, and our gross margin was 30.7% and 31.7% for the three months ended September 30, 2023 and 2022.

General and Administrative Expenses

General and administrative expenses were $791,336 for the three months ended September 30, 2023 as compared to $709,570 three months ended September 30, 2022, an increase of $81,766. The increase was primarily due to increased professional fees.

Research and Development

Research and development expenses were $0 and $30,000 in the three months ended September 30, 2023 and 2022, respectively, which related to product testing.

Sales and Marketing Expenses

Sales and marketing expenses were $1,231,592 for the three months ended September 30, 2023 as compared to $1,631,404 for the comparable three months ended September 30, 2022, a decrease of $399,812. The decrease was primarily due to decreased advertising costs in connection with lower revenues.

Sales and marketing expenses as a percentage of revenues were 31.1% and 29.0% for the three months ended September 30, 2023 and 2022, respectively.

Other Income (Expense), Net

Other Income was $410,686 for the three months ended September 30, 2023 due to employee retention tax credits received. Interest expense was $194,314 for the three months ended September 30, 2023 as compared to $54,878 for the three months ended September 30, 2022. The increase was due to new loans and merchant advances entered into during 2023 and 2022, as well as amortization of debt discount.

Net Loss

Net loss was $
588,280
for the three months ended September 30, 2023 as compared to $644,151 for the three months ended September 30, 2022, a decrease of $
55
,
871
. The decrease in net loss was primarily due to other income in 2023, partially offset by lower gross profit.

Summary of Results of Operations for the nine months ended September 30, 2023 and 2022

The following table presents our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022
Net revenues	$12,973,910	$16,858,484
Cost of net revenues	8,778,804	11,105,459
Gross profit	4,195,106	5,753,025
General and administrative	8,072,606	4,953,738
Research and development	60,000	96,022
Sales and marketing	3,778,955	4,900,699
Loss from operations	(7,716,455)	(4,197,434)
Other income (expense)	(1,756,418)	43,468
Net loss	$(9,472,873)	$(4,153,966)

Net revenues

Net revenue was $
12
,973,910
for the nine months ended September 30, 2023, as compared to $16,858,484 for the nine months ended September 30, 2022, a decrease of $3,
884
,
574
. Due to the delayed public offering in March 2023, the Company was unable to acquire desired inventory which caused revenue decreases. The delayed offering also caused the Company to delay a launch of its new product due to less marketing spend surrounding the product.

Cost of net revenues and Gross profit and margin

Cost of net revenues was $8,778,804 for the nine months ended September 30, 2023 as compared to $11,105,459 for the comparable nine months ended September 30, 2022, a decrease of $2,326,655. The decrease was primarily attributable to lower revenues in 2022.

Our gross profit for the nine months ended September 30, 2023 was $4,
195
,
106
and $5,753,025 for the nine months ended September 30, 2022, and our gross margin was 32.3% and 34.1% for the nine months ended September 30, 2023 and 2022.

General and Administrative Expenses

General and administrative expenses were $8,072,606 for the nine months ended September 30, 2023 as compared to $4,953,738 for the nine months ended September 30, 2022, an increase of $3,118,868. The increase was primarily due to stock-based compensation of $5,617,331 and other non-cash expenses in 2023, partially offset by cost-cutting measures initiated in 2023 as compared to 2022.

Research and Development

Research and development expenses were $60,000 and $96,022 in the nine months ended September 30, 2023 and 2022, respectively, which related to product testing.

Sales and Marketing Expenses

Sales and marketing expenses were $3,778,955 for the nine months ended September 30, 2023 as compared to $4,900,699 for the comparable nine months ended September 30, 2022, a decrease of $1,121,744. The decrease was primarily due to decreased advertising costs in connection with lower revenues and certain cost-cutting measures.

Sales and marketing expenses as a percentage of revenues were 29.1% and 29.1% for the nine months ended September 30, 2023 and 2022, respectively.

Other Income (Expense), Net

Other income was $410,686 for the nine months ended September 30, 2023 as compared to $159,159 for the nine months ended September 30, 2022. In 2023, the Company received employee retention tax credits, and in 2022 the Company recorded Payroll Protection Program forgiveness. Interest expense was $473,254 for the nine months ended September 30, 2023 as compared to $115,691 for the nine months ended September 30, 2022. The increase was due to new loans and merchant advances entered into during 2023 and 2022, as well as amortization of debt discount. In April 2023, the Company record a loss on extinguishment of debt of $1,693,850 related to the extension of note agreements.

Net Loss

Net loss was $9,
472
,
873
for the nine months ended September 30, 2023 as compared to $4,153,966 for the nine months ended September 30, 2022, an increase of $5,
318
,
907
. The increase in net loss was primarily due to stock compensation expense of $5,617,331 and loss on extinguishment of debt of $1,693,850 in 2023, as well as lower gross profit.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital to fund our inventory and marketing expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations, and debt financing. As of September 30, 2023 and December 31, 2022, we had $72,708 and $218,605 of cash, respectively.

Borrowings

During 2023 and 2022, the Company entered into several short-term mercha nt loans with Amazon and Shopify. The loans mature in six to nine months and bear interest ranging from 8% to 13%. The loans require monthly principal and interest payments. During the nine months ended September 30, 2023 and 2022, the Company received merchant advances
totaling
$200,000 and $5,202,000 respectively, and made repayments totaling $1,471,614 and $3,413,819, respectively. As of September 30, 2023 and December 31, 2022, the Company had $571,411 and $1,843,025, respectively in outstanding principal pertaining to these merchant loans.

In March 2022, the Company issued a convertible note to an entity that acted as placement agent for the financings. The principal of the note is $240,135, which bears interest at 8% per annum and matured on March 1, 2023. On March 1, 2023, the maturity date was extended to September 1, 2023.  The parties are currently working on a further extension. The note is convertible into shares of common stock and/or Series A preferred and warrants on a one-for-one basis. Interest expense for the nine months ended September 30, 2023 and 2022 pertaining to this note was $14,369 and $11,211, respectively and for three months ended September 30, 2023 and 2022 pertaining to this note was $4,843 and $4,821, respectively
. As of September 30, 2023 and December 31, 2022, interest payable was $28,821 and $16,053, respectively.

On August 23, 2022, the Company issued a convertible promissory note to a related party pursuant to services performed in the principal amount of $950,000. The note bears interest at 5% per annum, with principal and interest payments payable monthly, and matures on May 15, 2023. At any time, the investor may convert the outstanding principal amount and accrued but unpaid interest into shares of common stock at a price equal to 110% of the price at which the Company consummates its initial public offering. Pursuant to the terms of the note, the investor may exceed its beneficial ownership limitation upon conversion into shares. Interest expense for the nine months ended September 30, 2023 and 2022 was $36,801 and $4,945
, respectively,
and for the three months ended September 30, 2023 and 2022 was $13,246 and $0, respectively. Interest payable as of September 30, 2023 and December 31, 2022 was $53,719 and $16,918, respectively.

During 2023, the Company received loan proceeds of $665,000 from a related party. The loan was unsecured, non-interest bearing and due on demand. During the period ended September 30, 2023, the Company repaid $515,000. As of September 30, 2023, the balance of the convertible note outstanding is $150,000.

As of September 30, 2023 and December 31, 2022, the Company had $1,025,000 outstanding pertaining to a promissory note received in 2021.

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

In April 2023, the Company entered into Promissory Note Extension Agreements with the noteholders pursuant to which each such holder agreed to extend the maturity date of the OID Notes to September 30, 2023. As of the issuance date of these financial statements, the OID notes are technically in default.

On August 31, 2023, the Company issued two unsecured original issue discount promissory notes in the aggregate principal amount of $336,000, respectively (the “August OID Notes”). The Company received proceeds in the aggregate amount of $320,000 in connection with the issuance of the August OID Notes. No interest shall accrue on the OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The principal and all unpaid interest owed under each
August
OID Note shall be due and payable on the earlier of (i) November 1, 2023, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering.

We are presently conducting a private offering (the “2023 Bridge Offering”) of up to $1,000,000 of unsecured promissory notes (“Investor Bridge Notes”) and warrants to purchase up to 1,000,000 shares of our common stock.  The Investor Bridge Notes will bear interest at a rate of 6% per annum and will mature (the “Investor Bridge Notes Maturity Date”) on the earlier of two years from the date of the initial closing of such private placement or a liquidity event, as defined in the Investor Bridge Notes, which includes a firm commitment underwritten initial public offering of our common stock. Each of the Investor Bridge Notes will be coupled with an equal number of warrants (the “Investor Bridge Warrants”) to purchase common stock (up to 1,000,000 warrants) at an exercise price of $1.00 per share.  On the Investor Bridge Notes Maturity Date, the Investor Bridge Notes will be automatically repaid, and the proceeds payable shall be automatically applied to the exercise of the Investor Bridge Warrants. At the first and second closings of the 2023 Bridge Offering, we issued $750,000 of Investor Bridge Notes and issued Investor Bridge Warrants to purchase 750,000 shares of common stock.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:
	Nine Months Ended
	September 30,
	2023	2022
Net cash used in operating activities	$(575,443)	$(4,122,487)
Net cash used in investing activities	-	(31,030)
Net cash provided by financing activities	429,546	3,907,872
Net change in cash and cash equivalents	$(145,897)	$(245,645)
Cash Used in Operating Activities

Cash flows used in operating activities were $575,444 for the nine months ended September 30, 2023 as compared to $4,122,487 for the nine months ended September 30, 2022. Cash used during the nine months ended September 30, 2023 was primarily driven by our net loss of $9,
472
,
873
partially offset by non-cash charges of $7,591,776 increases in operating assets and liabilities of $1,
305
,
653
driven by a decrease of $1,
263
,
838
in inventory.

Cash flows used in operating activities for the nine months ended September 30, 2022 were primarily driven by our net loss of $4,122,487 and decreases in operating assets and liabilities of $2,295,333, partially offset by non-cash charges of $2,326,812.

Cash Used in Investing Activities

Cash used in investing activities was $0 in 2023 and $31,030 in 2022.

Cash Provided by Financing Activities

We received note proceeds of $1,751,160 in the nine months ended September 30, 2023 and made loan repayments of $1,471,614. We also received $665,000 in related party loans and made repayments totaling $515,000.

We received loan proceeds of $5,202,000 in the nine months ended September 30, 2022 and made repayments totaling $3,413,819. We also received $1,689,980 for proceeds from issuance of preferred and common stock and also proceed from issuance of shares of common stock for cash, net of offering costs $429,711.

Going Concern

We have evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements were issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have often not generated profits since inception, have sustained net losses of $9,
472
,
873
and $4,153,966 for the nine months ended September 30, 2023 and 2022, respectively, and has negative cash flows from operations for the years then ended. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern for the next 12 months from the date the financial statements were available to be issued is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or to obtain additional capital financing. Through the date the financial statements were available to be issued, we have been primarily financed through the issuance of loans and proceeds from the sale of preferred and common stock. In the event that we cannot generate sufficient revenue to sustain its operations, we will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to we, we would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. No assurance can be given that we will be successful in these efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are seeking to raise capital via an equity offering. In the event we do not complete an offering, we expect to seek additional funding through private equity or debt financings. We may not be able to obtain financing on acceptable terms, or at all.

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

IT
EM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

IT
EM 4. CONTROLS AND PROCEDURES

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, and as a result of the remediation of previously identified material weaknesses, as described below, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of September 30, 2023, the Company’s internal control over financial reporting was effective.

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

PA
RT II. OTHER INFORMATION

IT
EM 1. LEGAL PROCEEDINGS

None.

IT
EM 1A. RISK FACTORS

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

IT
EM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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
On August 31, 2023, the Company issued two unsecured original issue discount promissory notes in the aggregate principal amount of $336,000, respectively (the “August OID Notes”). The Company received proceeds in the aggregate amount of $320,000 in connection with the issuance of the August OID Notes. No interest shall accrue on the OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The principal and all unpaid interest owed under each
August
OID Note shall be due and payable on the earlier of (i) November 1, 2023, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering.

IT
EM 3. DEFAULTS UPON SENIOR SECURITIES

None.

IT
EM 4. MINE SAFETY DISCLOSURE

Not applicable.

IT
EM 5. OTHER INFORMATION

Not applicable.

IT
EM 6. EXHIBITS

Exhibit Number	Description of Exhibit
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated February 24, 2022, by and between PishPosh, Inc. and Pish Posh Baby LLC.	S-1	333-267982	2.1	10/21/2022
3.1	Second Amended and Restated Certificate of Incorporation of PishPosh, Inc., dated October 20, 2022.	S-1	333-267982	3.1	10/21/2022
3.2	Certificate of Merger of Pish Posh Baby LLC into PishPosh, Inc., dated February 24, 2022 and filed on February 25, 2022.	S-1	333-267982	3.3	10/21/2022
3.3	Bylaws of PishPosh, Inc.	S-1	333-267982	3.4	10/21/2022
10.21	Form of April 2023 Promissory Note Extension Agreement	10-Q	001-41623	10.9	05/15/2023
10.22	Side Letter Agreement between the Company and Palladium Holdings, LLC, dated April 5, 2023.	10-Q	001-41623	10.10	05/15/2023
10.23	Side Letter Agreement between the Company and Alpha Capital Anstalt, dated April 5, 2023.	10-Q	001-41623	10.11	05/15/2023
10.24	Form of April 2023 Warrant.	10-Q	001-41623	10.12	05/15/2023
10.25	Amended and Restated Convertible Promissory Note, dated June 21, 2023, issued by PishPosh, Inc. to Dov Kurlander in the principal amount of $950,000.	POS AM	333-267982	10.28	07/18/2023
10.26*	Unsecured OID Promissory Note, dated August 31, 2023, issued by PishPosh, Inc. in favor of L1 Capital Group in the principal amount of $115,000.
10.27*	Unsecured OID Promissory Note, dated August 31, 2023, issued by PishPosh, Inc. in favor of Alpha Capital Anstalt in the principal amount of $220,500.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‐14(a) and 15d‐14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‐Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‐14(a) and 15d‐14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‐Oxley Act of 2002.
32.1*#	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‐Oxley Act of 2002
101*	Interactive Data Files.
104*	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).
10.1	Employment Agreement, dated April 30, 2021, between Pish Posh Baby LLC and Alon Benishai.	S-1	333-267982	10.3	10/21/2022
10.2	Employment Agreement, dated November 23, 2021, between Pish Posh Baby LLC and Charlie Birnbaum.	S-1	333-267982	10.4	10/21/2022
10.3	Amendment No. 1 to Employment Agreement between PishPosh, Inc. and Charlie Birnbaum, dated January 18, 2023.	S-1/A	333-267982	10.4	02/13/2023
10.4	Employment Agreement, dated January 12, 2022, between Pish Posh Baby LLC and Jesse Sutton.	S-1/A	333-267982	10.5	02/13/2023
10.5	Amendment No. 1 to Employment Agreement between PishPosh, Inc. and Jesse Sutton, dated December 20, 2022.	S-1/A	333-267982	10.6	02/13/2023
10.6	Amendment No. 2 to Employment Agreement between PishPosh, Inc. and Jesse Sutton, dated January 18, 2023.	S-1/A	333-267982	10.7	02/13/2023
10.7	Offer Letter, dated August 25, 2022, between PishPosh, Inc. and Eric Sherb.	S-1/A	333-267982	10.8	02/13/2023
10.8	Promissory Note, dated November 15, 2021, issued by Pish Posh Baby LLC in favor of Moishe (Michael) Hartstein.	S-1/A	333-267982	10.9	02/13/2023
10.9	Amendment, dated December 27, 2022, to Promissory Note, issued by Pish Posh Baby LLC in favor of Moishe (Michael) Hartstein.	S-1/A	333-267982	10.10	02/13/2023
10.10	Intercreditor Agreement, dated November 30, 2021, by and among Pish Posh Baby LLC, Dov Kurlander and the noteholders identified therein.	S-1/A	333-267982	10.11	02/13/2023
10.11	2022 Equity Incentive Plan.	S-1/A	333-267982	10.13	02/13/2023
10.12	Form of Indemnification Agreement.	S-1/A	333-267982	10.15	02/13/2023
10.13	Unsecured OID Promissory Note, dated January 25, 2023, issued by PishPosh, Inc. in favor of Alpha Capital Anstalt in the principal amount of $367,500.	S-1/A	333-267982	10.16	02/13/2023
10.14	Unsecured OID Promissory Note, dated January 25, 2023, issued by PishPosh, Inc. in favor of L1 Capital Global Opportunities Master Fund in the principal amount of $157,500.	S-1/A	333-267982	10.17	02/13/2023
10.15	Unsecured OID Promissory Note, dated January 25, 2023, issued by PishPosh, Inc. in favor of The Hewlett Fund LP in the principal amount of $52,500.	S-1/A	333-267982	10.18	02/13/2023
10.16	Engagement Letter between Boustead Securities, LLC and PishPosh, Inc., dated February 2, 2022.	10-K	001-41623	10.19	03/28/2023
10.17	Amendment, dated March 22, 2023, to Engagement Letter between Boustead Securities, LLC and PishPosh, Inc., dated February 2, 2022.	10-K	001-41623	10.19	03/28/2023
10.18	Form of Subscription Agreement in connection with the 2023 Bridge Offering.	10-K	001-41623	10.19	03/28/2023
10.19	Form of Investor Bridge Note in connection with the 2023 Bridge Offering (included as Exhibit A to Exhibit 10.21).	10-K	001-41623	10.19	03/28/2023
10.20	Form of Investor Bridge Warrant in connection with the 2023 Bridge Offering (included as Exhibit B to Exhibit 10.21).	10-K	001-41623	10.19	03/28/2023

*	Filed herewith.
#
This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SI
GNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PishPosh, Inc.

November 14, 2023	By:	/s/ Chaim (Charlie) Birnbaum
Charlie Birnbaum
Chief Executive Officer
(Principal Executive Officer)

November 14, 2023	By:	/s/ Eric Sherb
Eric Sherb
Chief Financial Officer
(Principal Financial and Accounting Officer)

