Form 10-K
period 2023-12-31
PishPosh, Inc.
filed 2024-03-28
CIK 1611282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
  to

Commission File Number:
001-41623

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
☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b‐2 of the Exchange Act). Yes
☐
No
☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the price at which the common equity was last sold as of June 30, 2023, was
$3,813,711. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be “affiliates.”

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 4,939,345 shares of $0.000001 par value common stock outstanding as of March
2
8
, 2024.

PishPosh, Inc.
Annual Report on Form 10‐K for the Fiscal Year Ended December 31, 2023

2

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
3

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
4

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
We stock items of which we sell the most quantity in a dedicated warehouse and fulfilment center located in Farmingdale, New Jersey, which we believe improves customer service, shortens the delivery time compared with those e-commerce retailers that do not hold any inventory, and lowers shipping costs compared to drop shipping. We ship via FedEx, UPS and USPS throughout the United States (the lower 48 States) and free shipping on orders over $75. We currently maintain approximately $2,800,000 (as of December 31, 2023) of inventory, consisting mostly of strollers, car seats and highchairs. We stock the majority of our inventory so that we can have 60 – 90 days of inventory available to us depending on the season. We currently employ a total of 16 employees, 9 of which are full-time employees and 7 of which are part-time employees.
Strategy

Our efforts are directed towards providing a brand that has the best experience for a parent to purchase baby gear needs. Our strategy is to build and assist parents throughout the purchasing process. We build relationships with our sales representatives, who are parents themselves and who are experienced shoppers of baby gear and provide what we believe to be an enhanced, educated shopping experience. We are focused on building a loyal customer base. We have executed high levels of technology integration, using the best of breed ecommerce technologies. We have overhauled our website and back-end ecommerce tech to better serve our customers. We also focus on what we believe to be the newest style and fashion in our category. If we are successful in growing our customer base and expanding our product line to new categories, it will bring us to scale faster and allow for better buying and higher margins in the long term. An important addition to our growth strategy includes manufacturing our own products under our brand in order to grow margin, control inventory and become the primary destination for parents for all their cutting-edge baby gear product needs.
Products and Services
Although the majority of our current sales are from strollers, stroller accessories and car seats, we also offer a variety of products including baby carriers, diaper bags, feeding and safety accessories and bouncers. We intend on diversifying our revenue base by expanding into new categories like baby health and safety and nursery, particularly in our product manufacturing strategy.
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

5

Industry Overview
The stroller segment has grown at an average year over year rate of 5% the last several years. Due to larger spending capacities, in North America non-essential baby items like baby carriers sell best. When it comes to where to shop for baby products, parents traditionally prefer to shop in specialty stores. Consumers like that they can shop for a wide variety of products all in the same category. They also like that they can get after-sale services, installation instructions, and product knowledgeable sales associates. With the increasing popularity of e-commerce sales, online distribution of baby products is expected to grow at a Compound Annual Growth Rate (“CAGR”) of 5.36%. Since the younger generations are the ones with internet knowledge and the ones who are purchasing these products, they are quickly growing the market. (Mordor Intelligence 2024).
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
6

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
Employees
As of March 28, 2024, we have a total of 16 employees, 9 of which are full-time employees and 7 of which are part-time employees.

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
7

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

As of December 31, 2023, we had an accumulated deficit of approximately $17.0 million. We recorded a net loss of $10,433,275 and $5,141,249 for the years ended December 31, 2023 and 2022, respectively. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we develop our business and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses. If we are unable to execute our business strategy and grow our business, for any reason, our business, prospects, financial condition, and results of operations will be adversely affected.

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

8

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

9

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
10

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
11

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
Since early 2022, the U.S. Federal Reserve raised interest rates by an aggregate of 525 basis points. Additionally, the current geopolitical environment in Europe provides yet another layer of uncertainty around the actions that the Federal Reserve might take. Market interest rates are affected by many factors outside of our control, including governmental monetary policies, domestic and international economic conditions, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. Rising interest rates tend to slow the economy as households and businesses have less money to spend on goods and services. As such, further increases in interest rates could adversely affect consumer purchases of our products which would have a material adverse effect on our operating results. Additionally, increasing interest rates may affect the Company’s financing activities, which could make it more difficult for the Company to secure inventory on a timely basis and adversely impact the Company’s ability to manage its accounts payable with suppliers. The recent increases in interest rates have increased the interest we have incurred on our merchant advances and credit transactions. While the impact of such increased interest has not yet been material to our operations or financial performance, continued increases in interest rates could have a material adverse effect on our operations or financial performance.
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
15

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
As of March 28, 2024, there were 1,752.37 shares of our Series A Preferred Stock convertible into an aggregate of 1,752,371 shares of Common Stock and warrants to purchase an aggregate of 6,532,008 shares of Common Stock outstanding. The issuance of shares upon conversion of preferred shares and exercise of warrants will result in substantial dilution to the interests of other stockholders since the selling security holders may ultimately convert and sell the full amount issuable on conversion, subject to any limitations on beneficial ownership that may result from such conversion.

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
18

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
19

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

20

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
21

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Prior to our initial public offering, our Common Stock has not been listed on any stock exchange or quoted on any over-the-counter market or quotation system and there has been no public market for our Common Stock.
Holders of Common Stock
As of March 28, 2024, we have 4,939,345 shares of Common Stock issued and outstanding held by 39 stockholders of record.

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
As of December 31, 2023, the Company has not granted any awards under the 2022 Equity Incentive Plan.

Recent Sales of Unregistered Securities

On January 25, 2023, the Company issued three unsecured original issue discount promissory notes in the aggregate principal amount of $577,500, respectively (the “January 2023 OID Notes”). The Company received proceeds in the aggregate amount of $550,000 in connection with the issuance of the January 2023 OID Notes. No interest shall accrue on the January 2023 OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The principal and all unpaid interest owed under each January 2023 OID Note shall be due and payable on the earlier of (i) April 30, 2023, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering.

The Company conducted a private offering (the “2023 Bridge Offering”) of up to $1,000,000 of its unsecured promissory notes (“Investor Bridge Notes”) and warrants to purchase up to 1,000,000 shares of the Company’s common stock.  The Investor Bridge Notes bear interest at a rate of 6% per annum and will mature (the “Investor Bridge Notes Maturity Date”) on the earlier of two years from the date of the initial closing of such private placement or a liquidity event, as defined in the Investor Bridge Notes, which includes a firm commitment underwritten initial public offering of the Common Stock.  Each of the Investor Bridge Notes are coupled with an equal number of warrants (the “Investor Bridge Warrants”) to purchase common stock (up to $1,000,000 warrants) at an exercise price of $1.00 per share.  In the event the Company consummates its initial public offering prior to the two year anniversary of the initial closing of the 2023 Bridge Offering, the Investor Bridge Notes will be deemed repaid, and the amount payable shall be retained by the Company and automatically applied to the exercise of the Investor Bridge Warrants.   At the first closing of the 2023 Bridge Offering, which took place on March 24, 2023, the Company issued $650,000 of Investor Bridge Notes and issued Investor Bridge Warrants to purchase 650,000 shares of common stock. On April 14, 2023, the Company conducted the second and final closing of the 2023 Bridge Offering, at which we issued an additional $100,000 of Investor Bridge Notes and issued Investor Bridge Warrants to purchase 100,000 shares of common stock. Following both closings of the 2023 Bridge Offering, the Company received net proceeds of $ 681,160 after deducting fees. In connection with the 2023 Bridge Offering, we paid Boustead Securities, LLC, our placement agent in such offering, $60,000 in cash and issued the placement agent 5-year warrants to purchase 52,000 shares of Common Stock (the “Boustead Bridge Warrants”) at an exercise price of $1.00 per share. The Boustead Bridge Warrants are considered as compensation to Boustead Securities, LLC pursuant to the rules of FINRA and will not be exercisable until 180 days following the date of commencement of sales of the Common Stock pursuant to our initial public offering.

In April 2023, the Company entered into Promissory Note Extension Agreements with each of the following holders pursuant to which each such holder agreed to extend the maturity date of their respective promissory note, which notes include the January 2023 OID Notes, in consideration for a warrant issued by the Company to such holder to purchase the number of shares of common stock of the Company identified below at an exercise price equal to $0.01 per share (the “Note Extension Warrants”):

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

Each of the Note Extension Warrants and the Advisory Warrants (collectively, the “April 2023 Warrants”) is exercisable at any time after the date that the Company’s shares of Common Stock have been approved for and are listed for trading on certain trading markets and at any time up to the date that is five years after their original issuance. If a registration statement registering the issuance of the shares of Common Stock underlying the April 2023 Warrants under the Securities Act is not effective or available and an exemption from registration under the Securities Act is not available for the issuance of such shares, the holder may, in its sole discretion, elect to exercise the April 2023 Warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of Common Stock determined according to the formula set forth in the April 2023 Warrant. The April 2023 Warrants contain a provision limiting the number of shares of Common Stock that may be acquired upon exercise to the extent necessary to ensure that, after giving effect to such exercise, the number of shares of Common Stock then beneficially owned by the holder of the April 2023 Warrants and its affiliates and certain other persons does not exceed the Beneficial Ownership Limitation, which shall initially be 4.99% of the number of shares of the Common Shares outstanding immediately after giving effect to the issuance of Common Shares issuable upon exercise of such April 2023 Warrant.

On November 27, 2023, the Company entered into Promissory Note Extension Agreements with the noteholders of all of each of the January 2023 OID Notes, the August 2023 OID Notes and the November 2023 OID Note (collectively, the “OID Notes”) pursuant to which each such holder agreed to extend the maturity date of their respective OID Note until the earlier of (i) April 1, 2024, or (ii) three business days after the closing or abandonment of Company’s initial public offering as contemplated by this prospectus, pursuant to a Promissory Note Extension Agreement, dated November 27, 2023.

Public Offering
The Company’s registration statement on Form S-1 (Registration Number 333-267982) relating to its initial public offering was declared effective by the Securities and Exchange Commission on February 14, 2023.  As of March 28, 2024, the Company has not consummated its initial public offering and has not received any proceeds therefrom.

22

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
23

Our strategy is built upon:
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
24

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
25

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

Results of Operations

Summary of Results of Operations for the years ended December 31, 2023 and December 31, 2022
The following table presents our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
Net revenues	$18,013,771	$21,986,784
Cost of net revenues	12,297,098	14,735,590
Gross profit	5,716,673	7,251,194
General and administrative	8,901,103	5,829,111
Research and development	60,000	146,022
Sales and marketing	5,237,593	6,367,245
Loss from operations	(8,482,023)	(5,091,184)
Other income (expense)	(1,951,252)	(50,065)
Net loss	$(10,433,275)	$(5,141,249)
26

Net revenues
Net revenue was $18.0 million for the year ended December 31, 2023, as compared to $22.0 million for the comparable year ended December 31, 2022 a decrease of $4.0 million.  Due to a delayed initial public offering, the Company was unable to acquire desired inventory which caused revenue decreases. The delayed initial public offering also caused the Company to delay a launch of its new product due to less marketing spend surrounding the product.
Cost of net revenues and Gross profit and margin
Cost of net revenues was $12.3 million for the year ended December 31, 2023, as compared to $14.7 million for the comparable year ended December 31, 2022, a decrease of $2.4 million. The decrease was primarily attributable to lower revenues in 2023.
Our gross profit for the year ended December 31, 2023 was $5.7 million and $7.3 million for the year ended December 31, 2022, and our gross margin was 31.7% and 33.0% for the years ended December 31, 2023 and 2022, respectively. Our margins, as a percentage of revenue, slightly decreased in 2023 due to higher shipping costs.
General and Administrative Expenses
General and administrative expenses were $8.9 million for the year ended December 31, 2023, as compared to $5.8 million for the comparable year ended December 31, 2022, an increase of $3.1 million. The increase was primarily due to stock-based compensation of $5.6 million as compared to $1.4 million in 2022, partially offset by cost-cutting measures initiated in 2023 as compared to 2022.
Research and Development
Research and Development expenses were $60,000 for the year ended December 31, 2023, as compared to $146,022 for the comparable year ended December 31, 2022, which related to product testing.
Sales and Marketing Expenses
Sales and marketing expenses were $5.2 million for the year ended December 31, 2023, as compared to $6.4 million for the comparable year ended December 31, 2022, a decrease of $1.2 million.
The decrease was primarily due to decreased advertising costs in connection with lower revenues and certain cost-cutting measures.
Sales and marketing expenses as a percentage of revenues were 29.1% and 29.0% for the years ended December 31, 2023 and 2022, respectively.
Other Income (Expense), Net
Interest expense was $668,088 for the year ended December 31, 2023, as compared to $209,224 for the comparable year ended December 31, 2022. The increase was due to new loans and merchant advances entered into 2022 and 2023, as well as amortization of debt discount.
In 2023, the Company recorded a loss on extinguishment of debt of $1,693,850 related to the extension of note agreements.
Other income was $410,686
for the year ended December 31, 2023, as compared to $159,159 for the comparable year ended December 31, 2022. In 2023, other income primarily consisted of tax credits, and in 2022 other income was primarily due to the PPP forgiveness.
Net Loss
Net loss was $10.4 million for the year ended December 31, 2023, as compared to $5.1 million for the comparable year ended December 31, 2022, an increase of $5.3 million. The increase in net loss was primarily due to stock compensation expense of $5.6 million and loss on extinguishment of debt of $1,693,850 in 2023, as well as lower gross profit.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital to fund our inventory and marketing expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations, and debt financing. As of December 31, 2023 and 2022, we had $368,242 and $218,605 of cash, respectively.

Merchant Advances

During 2023 and 2022, the Company entered into several short-term merchant loans with Amazon and Shopify. The loans mature in six to nine months and bear interest ranging from 8% to 13%.  The loans require monthly principal and interest payments. During the years ended December 31, 2023 and 2022, the Company received merchant advances totaling $1,081,000 and $7,202,000, respectively, and made repayments totaling $2,269,738 and $5,570,794, respectively. As of December 31, 2023 and 2022, the Company had $654,287 and $1,843,025, respectively, in outstanding principal pertaining to these merchant loans. Interest expense for the loans totaled $142,076 and $157,322 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, there was $3,598 and $17,376, respectively, in interest payable pertaining to these loans.

27

Related Party Loans

On August 23, 2022, the Company issued a convertible promissory note to a related party pursuant to services performed in the principal amount of $950,000. The note bears interest at 5% per annum, with principal and interest payments payable monthly, and matured on May 15, 2023.  At any time, the investor may convert the outstanding principal amount and accrued but unpaid interest into shares of common stock at a price equal to 100% of the price at which the Company consummates its initial public offering. Pursuant to the terms of the note, the investor may exceed its beneficial ownership limitation upon conversion into shares.

In June 2023, the Company received $150,000 in proceeds from the same related party with interest accruing thereon at a rate of 10% per annum and a maturity date of February 29, 2024. The note is expected to be converted into shares upon the anticipated initial public offering, and is included in convertible note, related party on the balance sheet. As of the date of these financial statements, the note was technically in default.

During 2023, the Company received loan proceeds of $515,000 from a related party. The loan was unsecured, non-interest bearing and due on demand. As of December 31, 2023, the Company fully repaid this loan.

Promissory Notes

As of December 31, 2023 and 2022, the Company had $1,025,000 outstanding pertaining to a promissory note received in 2021. In December 2022, the Company extended the maturity date to March 31, 2024.  Interest expense for the years ended December 31, 2023 and 2022 were $0 and $0, respectively.
Original Issue Discount Promissory Notes

On January 25, 2023, the Company issued three unsecured original issue discount promissory notes in the aggregate principal amount of $577,500, respectively (the “January 2023 OID Notes”). The Company received proceeds in the aggregate amount of $550,000 in connection with the issuance of the January 2023 OID Notes. No interest shall accrue on the January 2023 OID Notes prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The January 2023 OID Notes provided that the principal and all unpaid interest owed under each January 2023 OID Note shall be due and payable on the earlier of (i) April 30, 2023, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering. In connection with the January 2023 OID Notes, the Company recognized a debt discount of $27,500.

In April 2023, the Company entered into Promissory Note Extension Agreements with the noteholders of the January 2023 OID Notes, pursuant to which each such holder agreed to extend the maturity date of their resepctive January 2023 OID Note to June 30, 2023. As of the issuance date of these financial statements, the OID notes are technically in default.

In connection with the Promissory Note Extension Agreements, the Company issued a warrant to purchase an aggregate of 200,000 shares of common stock with an exercise price of $0.01 per share to the noteholders (“Debt Extension Warrants”).  The Debt Extension Warrants are exercisable at any time after the date that the Company’s shares of common stock have been approved for and are listed for trading on certain trading markets, and at any time up to the date that is five years after their original issuance. The fair value of the warrants was $748,963 as calculated by assumptions used in the Black-Scholes model, which was recorded to additional paid-in capital.  The Company evaluated the Promissory Note Extension Agreements under ASC 470-50 and determined they meet the criteria as a debt extinguishment.  The fair value of the warrants, and the unamortized debt discount of the January 2023 OID notes of $8,684, totaled $757,647, which was recorded as a loss on extinguishment of debt on the statements of comprehensive loss.

During the year ended December 31, 2023, interest expense on the OID Notes was $32,277, all of which was accrued and unpaid as of December 31, 2023.

On August 31, 2023, the Company issued two unsecured original issue discount promissory notes in the aggregate principal amount of $336,000, respectively (the “August 2023 OID Notes”). The Company received proceeds in the aggregate amount of $320,000 in connection with the issuance of the August 2023 OID Notes. No interest shall accrue on the August 2023 OID Notes prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The August 2023 OID Notes provided that the principal and all unpaid interest owed under each August 2023 OID Note shall be due and payable on the earlier of (i) November 1, 2023, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering. In connection with the August OID Notes, the Company recognized a debt discount of $16,000, all of which was amortized to interest expense in 2023. As of December 31, 2023, $0 remained unamortized.

On November 15, 2023, the Company issued an unsecured original issue discount promissory note in the principal amount of $236,250 (the “November 2023 OID Note”). The Company received proceeds in the aggregate amount of $225,000 in connection with the issuance of the November 2023 OID Note. No interest shall accrue on the November 2023 OID Notes prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The November 2023 OID Notes provided that the principal and all unpaid interest owed under each November 2023 OID Note shall be due and payable on December 15, 2023. In connection with the November 2023 OID Notes, the Company recognized a debt discount of $11,250.

On November 27, 2023, the Company entered into Promissory Note Extension Agreements with the noteholders of all of each of the January 2023 OID Notes, the August 2023 OID Notes and the November 2023 OID Note (collectively, the “OID Notes”), pursuant to which each such holder agreed to extend the maturity date of their respective OID Note until the earlier of (i) April 1, 2024, or (ii) three business days after the closing or abandonment of Company’s initial public offering.

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
During the year ended December 31, 2023, interest expense on the 2023 Bridge Offering was $34,422, all of which was accrued and unpaid as of December 31, 2023.

Inventory Financing Notes

In October and November 2023, the Company issued four (4) promissory notes in the aggregate principal amount of $872,000, which notes are the initial notes issued in a series of notes (such notes the “2023 Inventory Financing Notes”) issued by the Company to other holders from time to time, the proceeds of which shall be used solely for the purpose of purchasing inventory for sale during the 2023 winter season. The proceeds of any sales of such financed inventory shall be reserved to pay amounts owed under the 2023 Inventory Financing Notes. Each 2023 Inventory Financing Note shall accrue interest at a rate of 5% per annum unless or until the occurrence of an event of default, at which time interest will accrue at a rate of 12% per annum. The principal and all unpaid interest owed under each 2023 Inventory Financing Note shall be due and payable on the earlier of (i) December 15, 2023, or (ii) three business days after the sale of all the financed inventory. On November 27, 2023, the Company entered into Promissory Note Extension Agreements with each holder of the 2023 Inventory Financing Notes, extending the maturity dates of such 2023 Inventory Financing Note until the earlier of (i) April 1, 2024, (ii) three business days after the sale of all the financed inventory, or (iii) three business days after the closing or abandonment of Company’s anticipated initial public offering. As of the date of this prospectus, all of the 2023 Inventory Financing Notes have been repaid in full.

Other Notes

On October 2, 2023, the Company issued a promissory note to Moishe (Michael) Hartstein in the principal amount of $235,000, which shall not accrue any interest prior to an event of default and after event of default, interest shall accrue at the rate of 12% per annum (the “October 2, 2023 Hartstein Note”). All principal and unpaid interest under the October 2, 2023 Hartstein Note was due and payable on October 5, 2023. The maturity date of the October 2, 2023 Hartstein Note was extended until April 1, 2024 pursuant to a Promissory Note Extension Agreement, dated November 27, 2023.

From January 1, 2024 through March 28, 2024,  the Company has received proceeds from short-term loans of $625,000.

Accounts Payable, Related Party

The Company received advances for purchases which were charged on credit cards owned by the previous Managing Member of Pish Posh. As of December 31, 2023 and 2022, there were net advances of $353,719 and $830,783 outstanding, respectively, which are reflected as accounts payable – related party on the balance sheets.

28

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:
	Year Ended
	December 31,
	2023	2022
Net cash used in operating activities	$(362,785)	$(4,272,410)
Net cash used in investing activities	-	(33,762)
Net cash provided by financing activities	512,422	3,750,897
Net change in cash and cash equivalents	$149,637	$(555,275)
Cash Used in Operating Activities
Cash flows used in operating activities were $0.4 million for the year ended December 31, 2023, as compared to cash used of $4.3 million for the comparable year ended December 31, 2022. Cash used during the year ended December 31, 2023 was primarily driven by our net loss of $10.4 million, partially offset by non-cash charges of $7.5 million and increases in operating assets and liabilities of $2.5 million. Changes in operating assets and liabilities included a decrease of $1.9 million in inventory and increase of accounts payable $1.5 million.
Cash flows used in operating activities for the year ended December 31, 2022 were primarily driven by our net loss of $5.1 million and cash used in operating assets and liabilities of $1.8 million, partially offset by non-cash charges of $2.7 million. Changes in operating assets and liabilities included an increase of $1.6 million in inventory and deferred offering costs of $0.8 million, partially offset by an increase of $0.8 million in accounts payable and accounts payable, related party.
Cash Used in Investing Activities

Cash used in investing activities was $0 and $33,762 million for the years ended December 31, 2023 and 2022, respectively, primarily driven by capitalized website development costs for the year 2022.
Cash Provided by Financing Activities

We received note  proceeds of $2.6 million, loan proceeds of $1.1 million, loan proceeds from related parties of $0.5 million, and convertible note proceeds of $0.2 million for the year ended December 31, 2023 and made repayments of notes of $1.1 million, repayments of loans of $2.3 million, and repayment of loans from related parties of $0.5 million.

For the year ended December 31, 2022, we received loan proceeds of $7.2 million and made repayments totaling $5.6 million. We also received $1.7 million in the issuance of preferred and common stock pursuant to the Company’s subsequent closing of its private offering of Series A Preferred stock and common stock purchase warrants, held on March 1, 2022. We also received $0.4 million in the issuance of common stock from the Company’s September 2022 private placement offering of Common Stock.

Going Concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has often not generated profits since inception, has sustained net losses of $10,433,275 and $5,141,249 for the years ended December 31, 2023 and 2022 respectively, and has negative cash flows from operations for the years then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next 12 months from the date the financial statements were available to be issued is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or to obtain additional capital financing.  Through the date the financial statements were available to be issued, the Company has been primarily financed through the issuance of loans and proceeds from the sale of preferred and common stock.  In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. No assurance can be given that the Company will be successful in these efforts.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

29

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our Common Stock pursuant to an effective registration statement under the Securities Act; (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under applicable SEC rules.

We are also a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and have elected to take advantage of certain of the scaled disclosure available for smaller reporting companies. We will remain a smaller reporting company until the end of the fiscal year in which (1) we have a public common equity float of more than $250 million, or (2) we have annual revenues for the most recently completed fiscal year of more than $100 million and a public common equity float or public float of more than $700 million
. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Reports on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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
30

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
31

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, and as a result of the remediation of previously identified material weaknesses, as described below, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was not effective.

Changes in Internal Control Over Financial Reporting

As of December 31, 2023, our management, including our Chairman of the Board, principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of December 31, 2023, such internal controls and procedures were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that are considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses were:

1.   Inadequate segregation of duties consistent with control objectives in the areas over certain user access controls;

2.
L
ack
 of
 documentation of internal control policies over IT systems and third party websites.   The Company utilizes related parties’ credit cards to pay for inventory and other expenses of the Company. These credit cards are used by the Company and by the related parties and thus the credit card charges are co-mingled and susceptible to errors in accounting for Company activity. The Company should avoid utilizing related parties’ credit cards; however, if this type of financing is still required, Management needs to implement internal controls to ensure all Company related credit card charges are properly identified and recorded
;
 and

3.   Ineffective information technology (IT) general computing controls including lack of risk and design assessments such as IT security policies and procedures, user access, review and assessment of IT controls within third party contracts
.

We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses. The Company’s plan to remediate the material weaknesses in its internal control over financial reporting includes utilizing a portion of the working capital from its initial public offering to increase staffing within its finance department sufficient to facilitate proper segregation of accounting functions and to enable appropriate review of its internally prepared financial statements. In addition, the Company plans to retain outside consultants, experts in, and specializing in SEC reporting for public company registrants.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of March
2
8
, 2024, the names and positions of our executive officers and directors serving as of such date. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Position	Director Since
Chaim (Charlie) Birnbaum	35	Chief Executive Officer and Director	May 2022
Eric Sherb	37	Chief Financial Officer	—
Alon Benishai (a.k.a. Allan Ben)	54	Chief Merchandising Officer (Non-Executive position)	—
Jesse Sutton	54	Chairman and Director	May 2022
Patrick White	70	Director	May 2022
Menachem (Mark) Kahn	26	Director	May 2022
Victor Setton	51	Director	September 2022
Hank Cohn	54	Director	September 202 3

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

Menachem (Mark) Kahn.
 Mark Kahn joined the Company as a director in May 2022. Since 2022 Mr. Kahn works a financial analyst at Israel David LLC a boutique securities litigation firm, Mr. Kahn has previously worked as an [employee] at Palladium Capital Group, LLC. Prior to joining Palladium, Mr. Kahn co-founded Siyata Capital Partners Family fund, a hedge fund focusing on technology startups and growth companies, where he served as Technology Analyst from June 2020 to September 2021. At Siyata, Mr. Kahn assumed responsibility for the P&L of the fund and its clients. Mr. Kahn also has extensive experience in advising successful e-commerce companies and startup companies. From December 2018 through December 2019, he ran the development and design of SkuNexus, now a leading e-commerce software with partnerships with Shopify and BigCommerce, and other public companies. Mr. Kahn’s experience and strength in e-commerce, finance, and technology serve as a great asset for Pish Posh Baby’s Board. Mr. Kahn holds degrees in software architecture and design from General Assembly NYC which was awarded in December 2018. Mr. Kahn brings a wealth of experience to Pish Posh Baby, including knowledge of the finance, e-commerce, and technology spaces. His expertise in business development, software architecture and design, and P&L management is expected to contribute to Pish Posh B
a
by's continued success. His experience in advising successful e-commerce companies, combined with his understanding of the venture capital and startup space, make him an ideal addition to the Board. Mr. Kahn is highly respected in the industry and his appointment to the Board is an exciting development for Pish Posh Baby.

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

Hank Cohn.
Mr. Cohn has over 28 years of experience across a variety of industries including software, technology, financial services, medical software, ambulatory care and business management. From 2006- 2009 Mr. Cohn served as the CEO of PracticeOne, a medical software company, where he was responsible for restructuring the company and brought the Company from a $2.5 million loss per annum to profitability in six months. Following the sale of PracticeOne in 2009, Mr. Cohn has served as the Owner of P1 Billing which provides a full suite of revenue cycle services to physicians and medical clinics. In 2017, Mr. Cohn co-founded New Hope Ranch, a residential treatment center in Texas, where he served as CEO and led the company to reaching profitability within one year of founding, and eventually sold New Hope Ranch to Discovery Behavioral Health in 2021. In 2021, Mr. Cohn, then co-founded Harmony Road Recovery, an outpatient mental health and substance abuse clinic, where he currently serves as CEO/Co-founder. Mr. Cohn also has experience within the financial services industry, servicing as the Vice President of Atlas Capital Services from 2002-2003 and Associate at the Middleton Group, LLC from 1999-2001. Mr. Cohn graduated from Beth Medrash Govoha with a Bachelor of Arts in 1992 and a Master of Arts in 1994 and graduated from Baruch College with an MBA in Finance and Investments.

Board of Directors

The number of members of our Board will be determined from time to time by resolution of the Board. Currently, our Board consists of six (6) persons. Our directors hold office until the earlier of their death, resignation, retirement, disqualification, or removal or until their successors have been duly elected and qualified.

Director Independence

O
ur Board has undertaken a review of the independence of each director. Based on the information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that Patrick White, Menachem (Mark) Kahn
,
Victor Setton
and Hank Cohn
are all independent directors of the Company. However, our Common Stock is not currently quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board be independent and, therefore, the Company is not subject to any director independence requirements.

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

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION
The following is a discussion and analysis of the compensation arrangements for our named executive officers. We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are providing a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table as well as narrative disclosures regarding our executive compensation program. For 2023, our named executive officers were Jesse Sutton (Chief Executive Officer), Charlie Birnbaum (Chief Operating Officer) and Eric Sherb (Chief Financial Officer).
Summary Compensation Table
The following table sets forth information with respect to compensation earned by our named executive officers for the fiscal years ended December 31, 2023 and 2022, as applicable.

Name and Principal Position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total
Dov Kurlander,	2023	0	0	0	0	0	0		0
Former Chief Executive Officer	2022	0	0	0	0	0	1,450,000	(2)	1,450,000
Jesse Sutton,	2023	76,154	0	0	0	0	0		76,154
Chief Executive Officer	2022	173,077	0	0	0	0	0		173,077
Chaim (Charlie) Birnbaum ,	2023	250,000	0	0	0	0	34,896		284,896
Chief Operating Officer	2022	218,627	20,000	0	0	0	32,476		271,103
Eric Sherb,	2023	90,000	0	0	0	0	0		90,000
Chief Financial Officer	2022	23,350	0	0	0	0	0		23,350
Alon Benishai (a.k.a. Allan Ben),	2023	0	0	0	0	0	0		0
Chief Merchandising Officer	2022	0	0	0	0	0	0		0

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

Employment Agreements with Officers and Directors

Chaim (Charlie) Birnbaum
.
We entered into an Employment Agreement with Chaim (Charlie) Birnbaum, dated as of November 23, 2021, as amended by that certain Amendment No. 1, dated January 18, 2023, (as amended, the “Birnbaum Employment Agreement”). Mr. Birnbaum was initially employed to serve as our Chief Operating Officer for an initial term of three (3) years. In accordance with Amendment No. 1 to his Employment Agreement, Mr. Birnbaum resigned as Chief Operating Officer and was appointed as the Company’s Chief Executive Officer effective as of January 18, 2023. Per the terms of the Birnbaum Employment Agreement, Mr. Birnbaum had a base salary of $$225,000 for 2022 and $250,000 for 2023, and is entitled to a base salary of $250,000 for 2024, subject to required withholdings, payable in accordance with the Company’s normal payroll procedures. Mr. Birnbaum is also entitled to receive an annual cash bonus in the amount to be determined by the Board based on the Company’s performance. To the extent practicable, the Company shall pay the premiums of a life insurance policy, providing coverage in the amount of $1 million payable to a beneficiary chosen by Mr. Birnbaum, which insures the life of Mr. Birnbaum. In addition, during the term of his employment, Mr. Birnbaum receives a monthly automobile allowance in the amount of $700 per month. Mr. Birnbaum is also entitled to participate in any and all bonus or other compensation programs, equity incentive plans, health insurance plans, pension, savings and retirement plans, welfare and insurance plans, practices, policies and programs adopted by the Company and applicable generally to senior executives of the Company.

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
Alon Benishai (a.k.a. Allan Ben)
. We entered into an Employment Agreement, dated as of April 30, 2021, with Alon Benishai (a.k.a. Allan Ben) (the “Benishai Employment Agreement”) to serve as our Chief Executive Officer. Mr. Benishai stepped down as Chief Executive Officer and assumed the role of Chief Merchandising Officer in December 2021, pursuant to the same terms as the Benishai Employment Agreement. Pursuant to the terms of the Benishai Employment Agreement, Mr. Benishai shall not receive any cash compensation, but received an equity grant of 900,507 shares of our Common Stock.
Executive Compensation Components

2023 Salaries
The named executive officers receive a base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. For 2023, our Board approved an annual base salary for each of our named executive officers as follows:

Named Executive Officer	Annual Base Salary
Chaim (Charlie) Birnbaum	$250,000
Jesse Sutton	$180,000
Eric Sherb	$125,000
Alon Benishai (Allan Ben)	$0
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

Other Elements of Compensation
Per the terms of the Birnbaum Employment Agreement, Chaim (Charlie) Birnbaum receives a monthly automobile allowance in the amount of $700 per month and is entitled to participate in any and all bonus or other compensation programs, equity incentive plans, health insurance plans, pension, savings and retirement plans, welfare and insurance plans, practices, policies and programs adopted by the Company. During 2023, the Company paid $26,496 for health insurance coverage for Mr. Birnbaum.
Outstanding Equity Awards at Fiscal Year-End
As of December 31, 2023, none of our named executive officers held stock option awards.
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
Director Compensation
The Company did not compensate its directors for the fiscal years ended December 31, 2023 and 2022. Beginning the fiscal year 2024, the Company intends on compensating its directors through a combination of cash and equity awards.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information about the beneficial ownership of our capital stock by (i) each of our current directors, (ii) each of our named executive officers (iii) all our current directors and executive officers as a group, and (iv) each person or group known by us to own more than 5% of our Common Stock. The percentages reflect beneficial ownership, as determined in accordance with the SEC’s rules, as of March 28, 2024, and are based on 4,939,345 shares of Common Stock outstanding. Except as noted below, the address for all beneficial owners in the table below is c/o PishPosh, Inc., 1915 Swarthmore Avenue, Lakewood, New Jersey 08701.

	Amount and Nature of Beneficial Ownership (1)			% of Total Voting Power
	Common Stock	%
Name and Address of Beneficial Owner
Holders of More than 5%
Dov Kurlander (2) 601 Browner Ave. Toms River, NJ 08755	1,149,306	23.27	% (2)	23.27%
Alon Benishai (a.k.a. Allan Ben) 1918 Ave. O Brooklyn, NY 11230	900,507	18.23%		18.23%
Alpha Capital Anstalt Altenbach 8, 9490 Vaduz, Principality of Liechtenstein	316,636	9.99	% (3)	9.99%
Palladium Holdings LLC 152 West 57 th St., 22 nd Fl. New York, NY 10019	257,813	5.22	% (4)	5.22%
The Hewlett Fund LP 100 Merrick Road, Suite 400w Rockville Centre, NY 11570	400,000	8.10	% (5)	8.10%
L1 Capital Global Opportunities Master Fund 161A Shedden Road, 1 Artillery Court, PO Box 10085 Grand Cayman KY1-1001, Cayman Islands	362,933	9.99	% (6)	9.99%
Directors and Executive Officers
Chaim (Charlie) Birnbaum	165,093	3.34%		3.34%
Eric Sherb	0	0%		0%
Alon Benishai (a.k.a. Allan Ben)	900,507	18.23%		18.23%
Jesse Sutton	0	0%		0%
Menachem (Mark) Kahn	60,034	1.22%		1.22%
Patrick White	0	0%		0%
Victor Setton	0	0%		0%
Hank Cohn	0	0%		0%
All directors and executive officers as a group ( 8 persons)	1,125,634	22.79%		22.79%

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the period beginning on January 1, 2023, to the date of this Annual Report on Form 10-K, we have entered into or participated in the following transactions with related persons:

Related Party Loans

On August 30, 2023, the Company issued a promissory note to Dov Kurlander in the principal amount of $150,000, with interest accruing thereon at a rate of 10% per annum and a maturity date of February 29, 2024. As of March 28, 2024, the entire principal amount and accrued and unpaid interest of such note remains outstanding.  The parties are currently working on extending the maturity date.

During 2023, the Company received loan proceeds of $515,000 Dov Kurlander. The loan was unsecured, non-interest bearing and due on demand. As of December 31, 2023, the Company fully repaid this loan.

Employment Agreements

See “
Executive and Director Compensation—Employment Agreements
.”

2022 Equity Incentive Plan

We have not yet granted any equity awards to our Board and executive officers under the 2022 Equity Incentive Plan.

Director Independence

Our Board has undertaken a review of the independence of each director. Based on the information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that Patrick White, Menachem (Mark) Kahn, Victor Setton and Hank Cohn are all independent directors of the Company. However, our Common Stock is not currently quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board be independent and, therefore, the Company is not subject to any director independence requirements.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by Morrison Cogen LLP, our independent auditors for the fiscal year ended December 31, 2023 and 2022:

	2023	2022
Audit fees (1)	$203,221	$308,777
Audit related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	24,027	7,962
Total	$227,248	$316,739

(1)	Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements.

(2)	Audit–related fees consist of fees reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as “Audit Fees.”

(3)	Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.

(4)	All other fees consist of fees for other miscellaneous items, including fees related to our registration statements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements—See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10‐K, beginning on page F‐1.

(2)
Financial Statement Schedules—Financial statement schedules have been omitted in this Annual Report on Form 10‐K because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(3)	Exhibits—The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated February 24, 2022, by and between PishPosh, Inc. and Pish Posh Baby LLC.	S-1	333-267982	2.1	10/21/2022
3.1	Second Amended and Restated Certificate of Incorporation of PishPosh, Inc., dated October 20, 2022.	S-1	333-267982	3.1	10/21/2022
3.2	Certificate of Merger of Pish Posh Baby LLC into PishPosh, Inc., dated February 24, 2022 and filed on February 25, 2022.	S-1	333-267982	3.3	10/21/2022
3.3	Bylaws of PishPosh, Inc.	S-1	333-267982	3.4	10/21/2022
4.1	Securities Purchase Agreement, dated November 30, 2021, by and among Pish Posh Baby LLC and certain purchasers identified on the signature pages thereto in connection with the Note Closing of the PPB Private Offering.	S-1	333-267982	4.1	10/21/2022
4.2	Registration Rights Agreement, dated November 30, 2021, by and among Pish Posh Baby LLC and the persons listed on the signature pages thereto in connection with the PPB Private Offering.	S-1	333-267982	4.2	10/21/2022
4.3	Form of Convertible Note in connection with the Note Closing of the PPB Private Offering.	S-1	333-267982	4.3	10/21/2022
4.4	Form of Common Stock Purchase Warrant in connection with the Subsequent Closing of the PPB Private Offering.	S-1	333-267982	4.4	10/21/2022
4.5	Form of Subscription Agreement in connection with the February 2022 Offering.	S-1	333-267982	4.5	10/21/2022
4.6	Convertible Promissory Note to Palladium Holdings LLC in the principal amount of $240,135, dated March 1, 2022.	S-1	333-267982	4.6	10/21/2022
4.7	Warrant to purchase up to 240,135 shares of Common Stock of PishPosh, Inc. to Palladium Holdings LLC, dated March 1, 2022.	S-1	333-267982	4.7	10/21/2022
4.8	Warrant No. PA-1 issued to Boustead Securities LLC to purchase 32,822 shares of Common Stock of PishPosh, Inc., dated as of September 13, 2022.	S-1/A	333-267982	4.8	12/22/2022
4.9	Warrant No. PA-2 issued to Boustead Securities LLC to purchase 4,861 shares of Common Stock of PishPosh, Inc., dated as of September 22, 2022.	S-1/A	333-267982	4.9	12/22/2022
4.10	First Amendment to Warrants No. PA-1 and PA-2 issued to Boustead Securities LLC, dated as of December 7, 2022.	S-1/A	333-267982	4.10	12/22/2022
4.12	Form of Common Stock Certificate.	S-1	333-267982	4.12	10/21/2022
10.1	Lease Agreement, dated September 13, 2019, between Swarthmore 1914 LLC and Pish Posh Baby LLC.	S-1	333-267982	10.1	10/21/2022
10.2	Employment Agreement, dated April 30, 2021, between Pish Posh Baby LLC and Alon Benishai.	S-1	333-267982	10.3	10/21/2022
10.3	Employment Agreement, dated November 23, 2021, between Pish Posh Baby LLC and Charlie Birnbaum.	S-1	333-267982	10.4	10/21/2022
10.4	Amendment No. 1 to Employment Agreement between PishPosh, Inc. and Charlie Birnbaum, dated January 18, 2023.	S-1/A	333-267982	10.4	02/13/2023
10.5	Employment Agreement, dated January 12, 2022, between Pish Posh Baby LLC and Jesse Sutton.	S-1/A	333-267982	10.5	02/13/2023
10.6	Amendment No. 1 to Employment Agreement between PishPosh, Inc. and Jesse Sutton, dated December 20, 2022.	S-1/A	333-267982	10.6	02/13/2023
10.7	Amendment No. 2 to Employment Agreement between PishPosh, Inc. and Jesse Sutton, dated January 18, 2023.	S-1/A	333-267982	10.7	02/13/2023
10.8	Offer Letter, dated August 25, 2022, between PishPosh, Inc. and Eric Sherb.	S-1/A	333-267982	10.8	02/13/2023
10.9	Promissory Note, dated November 15, 2021, issued by Pish Posh Baby LLC in favor of Moishe (Michael) Hartstein.	S-1/A	333-267982	10.9	02/13/2023
10.10	Amendment, dated December 27, 2022, to Promissory Note, issued by Pish Posh Baby LLC in favor of Moishe (Michael) Hartstein.	S-1/A	333-267982	10.10	02/13/2023
10.11	Intercreditor Agreement, dated November 30, 2021, by and among Pish Posh Baby LLC, Dov Kurlander and the noteholders identified therein.	S-1/A	333-267982	10.11	02/13/2023
10.12	Convertible Promissory Note, dated August 23, 2022, issued by PishPosh, Inc. to Dov Kurlander in the principal amount of $950,000.	S-1/A	333-267982	10.12	02/13/2023
10.13	2022 Equity Incentive Plan.	S-1/A	333-267982	10.13	02/13/2023
10.14	Form of Indemnification Agreement.	S-1/A	333-267982	10.15	02/13/2023
10.15	Unsecured OID Promissory Note, dated January 25, 2023, issued by PishPosh, Inc. in favor of Alpha Capital Anstalt in the principal amount of $367,500.	S-1/A	333-267982	10.16	02/13/2023
10.16	Unsecured OID Promissory Note, dated January 25, 2023, issued by PishPosh, Inc. in favor of L1 Capital Global Opportunities Master Fund in the principal amount of $157,500.	S-1/A	333-267982	10.17	02/13/2023
10.17	Unsecured OID Promissory Note, dated January 25, 2023, issued by PishPosh, Inc. in favor of The Hewlett Fund LP in the principal amount of $52,500.	S-1/A	333-267982	10.18	02/13/2023
10.18	Engagement Letter between Boustead Securities, LLC and PishPosh, Inc., dated February 2, 2022.	10-K	001-41623	10.19	03/28/2023
10.19	Amendment, dated March 22, 2023, to Engagement Letter between Boustead Securities, LLC and PishPosh, Inc., dated February 2, 2022.	10-K	001-41623	10.20	03/28/2023
10.20	Form of Subscription Agreement in connection with the March 2023 Private Offering.	10-K	001-41623	10.21	03/28/2023
10.21	Form of Investor Bridge Note in connection with the March 2023 Private Offering (included as Exhibit A to Exhibit 10.21).	10-K	001-41623	10.22	03/28/2023
10.22	Form of Investor Bridge Warrant in connection with the March 2023 Private Offering (included as Exhibit B to Exhibit 10.21).	10-K	001-41623	10.23	03/28/2023
10.23	Form of April 2023 Promissory Note Extension Agreement	10-Q	001-41623	10.9	05/15/2023
10.24	Side Letter Agreement between the Company and Palladium Holdings, LLC, dated April 5, 2023.	10-Q	001-41623	10.10	05/15/2023
10.25	Side Letter Agreement between the Company and Alpha Capital Anstalt, dated April 5, 2023.	10-Q	001-41623	10.11	05/15/2023
10.26	Form of April 2023 Warrant.	10-Q	001-41623	10.12	05/15/2023
10.27	Amended and Restated Convertible Promissory Note, dated June 21, 2023, issued by PishPosh, Inc. to Dov Kurlander in the principal amount of $950,000.	POS AM	333-267982	10.28	07/18/2023
10.28	Unsecured OID Promissory Note, dated August 31, 2023, issued by PishPosh, Inc. in favor of L1 Capital Global Opportunities Master Fund in the principal amount of $115,500.	10-Q	001-41623	10.26	11/14/2023
10.29	Unsecured OID Promissory Note, dated August 31, 2023, issued by PishPosh, Inc. in favor of Alpha Capital Anstalt in the principal amount of $220,500.	10-Q	001-41623	10.27	11/14/2023
10.30*	Promissory Note, August 30, 2023, issued by PishPosh, Inc. in favor of Dov Kurlander in the principal amount of $150,000.
10.31*	Unsecured OID Promissory Note, dated November 15, 2023, issued by PishPosh, Inc. in favor of Alpha Capital Anstalt in the principal amount of $236,250.
10.32*	Promissory Note, dated October 2, 2023, issued by PishPosh, Inc. in favor of Moishe (Michael) Hartstein in the principal amount of $235,000.
10.33*	Promissory Note, dated October 16, 2023, issued by PishPosh, Inc. in favor of Moishe (Michael) Hartstein in the principal amount of $150,000
10.34*	Promissory Note, dated October 16, 2023, issued by PishPosh, Inc. in favor of Alpha Capital Anstalt in the principal amount of $150,000.
10.35*	Promissory Note, dated November 1, 2023, issued by PishPosh, Inc. in favor of L1 Capital Global Opportunities Master Fund in the principal amount of $275,000.
10.36*	Promissory Note, dated November 1, 2023, issued by PishPosh, Inc. in favor of Moishe (Michael) Hartstein in the principal amount of $297,000.
10.37*	Warrant No. 2023-7 issued to Alpha Capital Anstalt to purchase 500,000 shares of Common Stock of PishPosh, Inc., dated as of November 24, 2023.
10.38*	Form of November 2023 Promissory Note Extension Agreement
10.39*	Engagement Letter between Dominari Securities LLC and PishPosh, Inc., dated January 2, 2024.
14.1	Code of Ethics and Business Conduct.
23.1*	Consent of Morison Cogen LLP
24.1*	Power of Attorney (contained on the signature page to this report).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‐14(a) and 15d‐14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‐Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‐14(a) and 15d‐14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‐Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‐Oxley Act of 2002
99.1*	Amended and Restated Audit Committee Charter adopted by the Board of Directors of PishPosh, Inc. on November 27, 2023.
99.2*	Amended and Restated Compensation Committee Charter adopted by the Board of Directors of PishPosh, Inc. on November 27, 2023.
99.3*	Amended and Restated Nominating and Corporate Governance Committee Charter adopted by the Board of Directors of PishPosh, Inc. on November 27, 2023.
99.4	Corporate Governance Guidelines.	S-1	333-267982	99.4	10/21/2022
101*	Interactive Data Files.
104*	Cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (included as Exhibit 101).

ITEM 16.	FORM 10‐K SUMMARY

None.

ITEM 17. EXHIBIT INDEX

ITEM 18. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PISHPOSH, INC.

Date: March 28, 2024	By:	/S/ Chaim (Charlie) Birnbaum
Charlie Birnbaum
Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2024	By:	/S/ Eric Sherb
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

Signature	Title	Date

/s/ Chaim (Charlie) Birnbaum	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2024
Chaim (Charlie) Birnbaum

/s/ Eric Sherb	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2024
Eric Sherb

/s/ Jesse Sutton	Chairman and Director	March 28, 2024
Jesse Sutton

/s/ Patrick White	Director	March 28, 2024
Patrick White

/s/ Menachem (Mark) Kahn	Director	March 28, 2024
Menachem (Mark) Kahn

/s/ Victor Setton	Director	March 28, 2024
Victor Setton

/s/ Hank Cohn	Director	March 28, 2024
Hank Cohn

PISHPOSH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PishPosh, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PishPosh, Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced net losses and negative cash flows from operations for the years ended December 31, 2023 and 2022, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Blue Bell, Pennsylvania
March 28 , 2024

P
ISHPOSH, INC.

B
A
LANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$368,242	$218,605
Accounts receivable	81,277	39,511
Inventory, net	2,803,263	4,534,877
Prepaid expenses and other current assets	101,802	346,405
Deferred offering costs	1,708,147	1,183,350
Total current assets	5,062,731	6,322,748
Property and equipment, net	-	2,722
Intangible assets, net	36,537	73,075
Deposits	10,155	10,155
Right of use asset	57,128	114,796
Total assets	$5,166,551	$6,523,496

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,863,514	$2,329,669
Accounts payable, related party	103,719	720,954
Accrued expenses and other current liabilities	761,022	643,630
Loan s payable, current	654,287	1,843,025
Note s payable, net of debt discount	2,273,011	-
Convertible note payable	240,135	240,135
Convertible note payable, related party	1,100,000	950,000
Lease liability - operating, current portion	58,741	57,809
Total current liabilities	9,054,429	6,785,222
Lease liability - operating	-	58,741
Notes payable, net of debt discount	-	1,025,000
Total liabilities	9,054,429	7,868,963

Commitments and contingencies (Note 12)

Stockholders' deficit:
Preferred stock, $0.000001 par value, 10,000,000 shares authorized, 1,752 shares issued and outstanding as of both December 31, 2023 and 2022	-	-
Common stock, $0.000001 par value, 100,000,000 shares authorized, 4,939,345 shares issued and outstanding as of both December 31, 2023 and 2022	5	5
Additional paid-in capital	13,130,058	5,239,194
Accumulated deficit	(17,017,941)	(6,584,666)
Total stockholders' deficit	(3,887,878)	(1,345,467)
Total liabilities and stockholders' deficit	$5,166,551	$6,523,496

The accompanying notes are an integral part of these financial statements.

P
ISHPOSH, INC.

S
TATEMENTS OF
COMPREHENSIVE LOSS

	Year Ended
	December 31,
	2023	2022
Net revenues	$18,013,771	$21,986,784
Cost of net revenues	12,297,098	14,735,590
Gross profit	5,716,673	7,251,194

Operating expenses:
General and administrative	8,901,103	5,829,111
Research and development	60,000	146,022
Sales and marketing	5,237,593	6,367,245
Total operating expenses	14,198,696	12,342,378

Loss from operations	(8,482,023)	(5,091,184)

Other income (expense):
Other income	410,686	159,159
Interest expense	(668,088)	(209,224)
Loss on extinguishment of debt	(1,693,850)	-
Total other expense	(1,951,252)	(50,065)

Provision for income taxes	-	-
Net loss	$(10,433,275)	$(5,141,249)

Weighted average common shares outstanding - basic and diluted	4,939,345	3,538,127
Net loss per common share - basic and diluted	$(2.11)	$(1.45)

 The accompanying notes are an integral part of these financial statements.

P
ISHPOSH, INC.

S
TATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2021	80	$-	1,479,766	$2	$431,032	$(1,443,417)	$(1,012,383)
Issuance of shares of common and preferred stock for services	150	-	1,291,922	1	1,441,921	-	1,441,922
Conversion of notes and payables and issuance of common and preferred shares for proceeds	2,270	-	731,690	1	3,001,666	-	3,001,667
Convertible note payable and warrants issued as offering costs	-	-	-	-	(240,135)	-	(240,135)
Issuance of shares of common stock for cash, net of offering costs	-	-	538,338	1	429,710	-	429,711
Common shares issued as deferred offering costs	-	-	150,000	-	175,000	-	175,000
Effect of the Exchange Agreement (see Note 9)	543	-	(543,456)	(1)	1	-	-
Conversion of preferred stock into common stock	(1,291)	-	1,291,085	1	(1)	-	-
Net loss						(5,141,249)	(5,141,249)
Balances at December 31, 2022	1,752	-	4,939,345	5	5,239,194	(6,584,666)	(1,345,467)
Warrants issued as debt discount	-	-	-	-	588,367	-	588,367
Warrants issued in connect i on with extinguishment of debt	-	-	-	-	1,685,166	-	1,685,166
Warrants issued for services	-	-	-	-	5,617,331	-	5,617,331
Net loss	-	-	-	-	-	(10,433,275)	(10,433,275)
Balances at December 31, 2023	1,752	$-	4,939,345	$5	$13,130,058	$(17,017,941)	$(3,887,878)

The accompanying notes are an integral part of these financial statements.

P
ISHPOSH, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,433,275)	$(5,141,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,260	40,711
Stock compensation expense	5,617,331	-
Amortization of debt discount	276,533	-
Loss on extinguishment of debt	1,693,850	-
Change in inventory allowance	(151,738)	392,860
Amortization of right of use asset	57,668	1,754
Issuance of shares of common and preferred stock for services	-	1,441,922
Issuance of convertible note, related party for services	-	950,000
Forgiveness of Payroll Protection Program loan payable	-	(142,597)
Changes in operating assets and liabilities:
Accounts receivable	(41,766)	29,930
Inventory	1,883,352	(1,631,853)
Prepaid expenses and other current assets	244,603	(344,846)
Deferred offering costs	(524,797)	(809,027)
Accounts payable	1,533,846	891,631
Accounts payable, related party	(617,235)	(87,049)
Accrued expenses and other current liabilities	117,392	135,403
Operating lease liability	(57,809)	-
Net cash used in operating activities	(362,785)	(4,272,410)
Cash flows from investing activities:
Purchase of property & equipment	-	(3,362)
Website development costs	-	(30,400)
Net cash used in investing activities	-	(33,762)
Cash flows from financing activities:
Proceeds from notes payable	2,648,160	-
Repayments from notes payable	(1,097,000)	-
Proceeds from loan payable	1,081,000	7,202,000
Repayments of loan payable	(2,269,738)	(5,570,794)
Proceeds from convertible notes, related party	150,000	-
Proceeds from loan payable, related party	515,000	-
Repayments of loan payable, related party	(515,000)	-
Proceeds from issuance of preferred and common stock in Subsequent Closing	-	1,689,980
Issuance of shares of common stock for cash, net of offering costs	-	429,711
Net cash provided by financing activities	512,422	3,750,897
Net change in cash and cash equivalents	149,637	(555,275)
Cash and cash equivalents at beginning of year	218,605	773,880
Cash and cash equivalents at end of year	$368,242	$218,605

Supplemental disclosure of cash flow information:
Cash paid for interest	$293,072	$168,625

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connect i on with new notes	$588,367	$-
Conversion of accounts payable, related party into equity	$-	$250,000
Conversion of notes payable into equity	$-	$1,061,687
Convertible note payable and warrants issued as offering costs	$-	$240,135
Effect of the Merger on members' capital and additional paid-in capital	$-	$431,032
Common shares issues as deferred offering costs	$-	$175,000
Operating lease liability arising for obtaining right of use asset	$-	$168,112

 The accompanying notes are an integral part of these financial statements.

PISHPOSH, INC.

NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

On February 25, 2022, PishPosh, Inc. (the “Company”), a Delaware corporation formed on December 16, 2021, merged with Pish Posh (the “Merger”). Pursuant to the Merger Agreement, each issued unit of membership interest of Pish Posh outstanding immediately prior to the effectiveness of the merger was converted into 1.572314286 shares of common stock in the Company. At the option of any shareholder, shares of Series A Preferred Stock of the Company, may be issued in lieu of shares of common stock. Upon the closing of the Merger, PishPosh, Inc. became the surviving corporation.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has often not generated profits since inception, has sustained net losses of $10,433,275 and $5,141,249 for the years ended December 31, 2023 and 2022 respectively, and has negative cash flows from operations for the years then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next 12 months from the date of this Annual Report
 is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or to obtain additional capital financing. Through the date of this Annual Report
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

As of March
2
8
, 2024, the Company has a cash position of approximately $60,000. Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through May 2024.

PISHPOSH, INC.

NOTES TO FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

B
asis of Presentation

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At December 31, 2023 and 2022, all of the Company's cash and cash equivalents were held at one accredited financial institution.

Concentrations

The Company is dependent on third-party vendors for its inventory purchases.  During the years ended December 31, 2023 and 2022, two vendors accounted for 35% and 59% of total purchases, respectively.  The loss of these vendors may have a negative short-term impact on the Company’s operations; however, the Company believes there are acceptable substitute vendors that can be utilized longer-term.

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

Accounts Receivable

Accounts receivable are uncollateralized obligations due under normal trade terms generally requiring payment within 1 to 30 days from the invoice date. Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company uses a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, and the creditworthiness of counterparties. Management believes that the composition of receivables at year-end is consistent with historical conditions as credit terms and practices and the client base has not changed significantly.

The Company determined it was not necessary to record an allowance for credit losses as of December 31, 2023 and 2022.

Inventory

Inventories consist of finished goods and products in transit from the Company’s suppliers.  Finished goods inventory includes amounts primarily held at the Company’s warehouse location and at Amazon.  Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight and duties. Inventory is recorded at the lower of cost or net realizable value using the first-in-first-out (FIFO) method. If the Company determines that the estimated net realizable value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those projected by the Company, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made. As of December 31, 2023 and 2022, there was a reserve for obsolescence of $634,007 and $482,269, respectively.

Deposits for future inventory purchases are included in prepaid expenses and other current assets.  As of December 31, 2023 and 2022, prepaid expenses and other current assets included $101,802 and $330,906, respectively, in inventory deposits.

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

Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the Company’s customers in an amount that reflects the consideration expected to be received in exchange for transferring goods or services to customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance.

The Company derives its revenue primarily from e-commerce transactions. For e-commerce transactions, revenue is recognized at the time the product is shipped to the customer, which is the point in time when control is transferred. The Company generates a small percentage of sales in its showroom, which revenue is recognized at the time the product is sold in store to the customer.  There was no breakage income recognized for unredeemed gift cards for the years ended December 31, 2023 and 2022.

The Company deducts discounts, sales tax, and estimated refunds to arrive at net revenue. Sales tax collected from clients is not considered revenue and is included in accrued expenses until remitted to the taxing authorities. Shipping and handling fees charged to customers are included in net revenues.  All shipping and handling costs are accounted for as fulfil
l
ment costs in sales and marketing expense, and are therefore not evaluated as a separate performance obligation.

Total shipping and handling billed to customers as a component of net revenues was $23,906 and $495,480 for the years ended December 31, 2023 and 2022, respectively.

Cost of Revenue

Cost of revenue consists of the costs of inventory sold, packaging materials costs, inbound freight and customs and duties.  The Company includes outbound freight associated with shipping goods to customers as a component of sales and marketing expenses as noted below.

Sales and Marketing

Sales and marketing expenses includes fulfil
l
ment center operations, third-party logistics costs, e-commerce selling commissions, marketing and advertising costs as well as public relations.

The Company also includes outbound freight associated with shipping goods to customers as a component of sales and marketing expenses.  During the years ended December 31, 2023 and 2022, shipping and handling costs were $1,606,622 and $2,113,300, respectively.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits costs, professional services and information technology.  General and administrative expenses also include payment processing fees, website costs and warehousing fees.

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred.  Advertising costs were $1,841,677 and $1,760,166 for the years ended December 31, 2023 and 2022 respectively.

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

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed.  As of December 31, 2023 and 2022, the Company had capitalized $1,708,147 and $1,183,350 in deferred offering costs, respectively. Deferred offering costs includes professional fees incurred including legal, accounting, underwriting and advisory in connection with the Company’s anticipated equity offering.

As of December 31, 2023, management assessed the recoverability of the capitalized deferred offering costs.  Of the $1,708,147 in deferred offering costs, $1,183,350 pertain to costs incurred in 202
2
 and 202
1
 when the Company initiated its public offering efforts.  These costs include legal fees and accounting fees related to the Company’s previous audits.  Management believes that these costs should not be impaired as of December 31, 2023 as they still provide economic benefits for the Company’s potential public offering.  All initial offering costs incurred have enabled the Company to achieve and maintain SEC effectiveness, which is a key component of the Company’s ability to undergo a successful initial public offering.  Management will continue to monitor any further delay or abandonment of the contemplated public offering.  If any further delays are expected, the Company may have to impair a substantial, or all, of its deferred offering costs.

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of December 31, 2023, diluted net loss per share is the same as basic net loss per share. Potentially dilutive items outstanding as of December 31, 2023 and 2022 are as follows:

PISHPOSH, INC.

NOTES TO FINANCIAL STATEMENTS

	December 31,
	2023	2022
Convertible note payable	240,135	240,135
Convertible note payable, related party (1)	311,859	172,727
Preferred stock (convertible to common stock)	1,752,371	1,752,371
Common stock warrants	6,032,008	3,279,508
Total potentially dilutive securities	8,336,373	5,444,741

(1)
The potentially dilutive shares from the $1,100,000 convertible note, related party, and accrued interest of $69,473
was estimated using a conversion price of $3.75, which is 100% of the anticipated initial public offering price per share.
 In 2022, the potentially dilutive shares from the $950,000 note was estimated using a conversion price of $5.50, which was 110% of the anticipated initial public offering price of $5.00 as of December 31, 2022.

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

Income Taxes

Prior to the Merger in 2022, the Company was a limited liability company. Accordingly, under the Internal Revenue Code, all taxable income or loss flowed through to the members. Therefore, no provision for income tax had been recorded in the statements. Net loss from the Company were reported and taxed to the members on their individual tax returns.

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

PISHPOSH, INC.

NOTES TO FINANCIAL STATEMENTS

Recently Issued and Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13,
Financial Instruments – Credit Losses (Topic 326),
Measurement of Credit Losses on Financial Instruments, as modified by FASB ASU No. 2019-10 and other subsequently issued related ASUs. The amendments in this Update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this new guidance effective January 1, 2023 utilizing the modified retrospective transition method. The adoption of this standard did not have a material impact on the Company’s financial statements, but did change how the allowance for credit losses is determined.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2023	2022
Office and computer equipment	-	$44,264
Furniture and fixtures	-	21,064
Leasehold improvements	-	79,369
Total	-	144,697
Less: Accumulated depreciation	-	(141,975)
Property and equipment, net	$-	$2,722

Depreciation expense was $2,722 and $2,261 for the years ended December 31, 2023 and 2022, respectively.

5.	INTANGIBLE ASSETS, NET

Intangible assets, net consists of the following:

	December 31,
	2023	2022
Website development costs	$127,750	$127,750
Less: Accumulated amortization	(91,213)	(54,675)
Intangible assets, net	$36,537	$73,075

Amortization expense was $36,538 and $38,450 for the years ended December 31, 2023 and 2022, respectively.

PISHPOSH, INC.

NOTES TO FINANCIAL STATEMENTS

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2023	2022
Accrued personnel and other expenses	$170,308	$104,005
Inventory related purchases	-	80,230
Gift card liability	202,453	202,453
Allowance for sales returns	108,279	102,887
Interest	176,245	50,347
Security deposit payable	3,708	3,708
Advances from third parties	100,000	100,000
Accrued expenses and other current liabilities	$761,022	$643,630

7.	LOAN S PAYABLE

Merchant Advances

During 2023 and 2022, the Company entered into several short-term merchant loans with
American Express,
Amazon and Shopify. The loans mature in
s
i
x
to nine months and bear interest ranging from 8% to 13%.  The loans require monthly principal and interest payments. During the years ended December 31, 2023 and 2022, the Company received merchant advances totaling $1,081,000 and $7,202,000, respectively, and made repayments totaling $2,269,738 and $5,570,794, respectively. As of December 31, 2023 and 2022, the Company had $654,287 and $1,843,025, respectively
,
in outstanding principal pertaining to these merchant loans. Interest expense for the loans totaled $150,957 and $157,322 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, there was $3,598 and $17,376, respectively, in interest payable pertaining to these loans
.

Related Party

During 2023, the Company received loan proceeds of $515,000 from a related party. The loan was unsecured, non-interest bearing and due on demand. As of December 31, 2023, the Company fully repaid this loan.

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

8.	NOTES PAYABLE, NET OF DEBT DISCOUNT

Promissory Note

As of December 31, 2023 and 2022, the Company had $1,025,000 outstanding pertaining to a promissory note received in 2021. In December 2022, the Company extended the maturity date to March 31, 2024.  Interest expense for the years ended December 31, 2023 and 2022 were $0 and $0, respectively.

From October to December 2023, the Company received proceeds of $1,097,000 in short-term loans, of which all were repaid as of December 31, 2023. Interest expense for the year ended December 31, 2023 pertaining to these notes was $21,269, which was paid.

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

PISHPOSH, INC.

NOTES TO FINANCIAL STATEMENTS

In April 2023, the Company entered into Promissory Note Extension Agreements with the noteholders pursuant to which each such holder agreed to extend the maturity date of the OID Notes to September 30, 2023. As of the issuance date of these financial statements, the OID notes are technically in default.

During the year ended December 31, 2023, interest expense on the OID Notes was $32,277, all of which was accrued and unpaid as of December 31, 2023.

In connection with the Promissory Note Extension Agreements, the Company issued a warrant to purchase an aggregate of 200,000 shares of common stock with an exercise price of $0.01 per share to the noteholders (“Debt Extension Warrants”). The Debt Extension Warrants are exercisable at any time after the date that the Company’s shares of common stock have been approved for and are listed for trading on certain trading markets, and at any time up to the date that is five years after their original issuance. The fair value of the warrants was $748,963 as calculated by assumptions used in the Black-Scholes model
 (Note 11)
, which was recorded to additional paid-in capital. The Company evaluated the Promissory Note Extension Agreements under ASC 470-50 and determined they meet the criteria as a debt extinguishment. The fair value of the warrants, and the unamortized debt discount of the old OID notes of $8,684, totaled $757,647, which was recorded as a loss on extinguishment of debt on the statements of comprehensive loss.

On August 31, 2023, the Company issued two unsecured original issue discount promissory notes in the aggregate principal amount of $336,000, respectively (the “August OID Notes”). The Company received proceeds in the aggregate amount of $320,000 in connection with the issuance of the August OID Notes. No interest shall accrue on the OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The principal and all unpaid interest owed under each August  OID Note shall be due and payable on the earlier of (i) November 1, 2023, or (ii)
three
business days after the closing or abandonment of Company’s anticipated initial public offering. In connection with the August OID Notes, the Company recognized a debt discount of $16,000, all of which was amortized to interest expense in 2023. As of December 31, 2023, $0 remained unamortized.

As of the date of these financial statements, the amended maturity dates of the OID and August OID Notes was April 1, 2024.

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

At the first closing of the 2023 Bridge Offering, which took place on March 24, 2023, the Company issued $650,000 of Investor Bridge Notes and issued Investor Bridge Warrants to purchase 650,000 shares of common stock with an exercise price of $1.00 per share
. In connection with the first closing of the 2023 Bridge Offering, the Company paid Boustead Securities, LLC (“Boustead”), its placement agent in such 2023 Bridge Offering, $52,000 in cash
and

issued the placement agent 5-year warrants to purchase 45,500 shares of common stock (the “Boustead Bridge Warrants”), at an exercise price of $1.00 per share and are exercisable immediately
. The Boustead Bridge Warrants are considered as compensation to Boustead pursuant to the rules of FINRA and will not be exercisable until 180 days following the date of commencement of sales of the Company’s common stock pursuant to its initial public offering. Following the first closing of the 2023 Bridge Offering, the Company received net proceeds of $589,705 after deducting fees.

At the second closing of the 2023 Bridge Offering, which took place on April 14, 2023, the Company issued $100,000 of Investor Bridge Notes and issued Investor Bridge Warrants to purchase 100,000 shares of common stock with an exercise price of $1.00 per share
. In connection with the second closing of the 2023 Bridge Offering, the Company paid Boustead $8,000 in cash
and
issued the placement agent 5-year warrants to purchase 7,000 shares of common stock at an exercise price of $1.00 per share and are exercisable immediately
. Following the second closing of the 2023 Bridge Offering, the Company received net proceeds of $91,455 after deducting fees.

During the year ended December 31, 2023, interest expense on the 2023 Bridge Offering was $34,422, all of which was accrued and unpaid as of December 31, 2023.

In connection with the Investor Bridge Notes, the Company recognized a debt discount of $657,206, consisting of the relative fair value of the warrants issued of $588,366 (Note
10
) and issuance costs of $68,840.
The fair value of the warrants was as calculated by assumptions used in the Black-Scholes model (Note 11).
The debt discount will be amortized to interest expense over the life of the loan. During the year ended December 31, 2023, $241,716 was amortized to interest expense. As of December 31, 2023, $415,489 remained unamortized.

Notes payable, net of debt discount, consisted of the following:

	December 31,
	2023	2022
Principal
Promissory note	$1,025,000	$1,025,000
OID Notes	913,500	-
Investor Bridge Notes	750,000	-
Total notes payable	2,688,500	1,025,000
Less: U namortized debt discount	(415,489)	-
Note s payable, net of debt discount	$2,273,011	$1,025,000

9 .	CONVERTIBLE NOTES

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

PISHPOSH, INC.

NOTES TO FINANCIAL STATEMENTS

In connection with the Subsequent Closing, the Company issued a convertible note to an entity that acted as placement agent for the financings. The principal of the note is $240,135, which bears interest at 8% per annum and matured on March 1, 2023. The note is convertible into shares of common stock and/or Series A preferred and warrants on a one-for-one basis. The value of the note was recognized as offering costs and charged to additional paid-in capital. The entity also received a warrant to purchase 240,135 shares of common stock, with an exercise
price
of $
1.00

per share

and
 an estimated fair value of approximately $84,000, and the issuance was recognized as offering costs (Note 10).  Interest expense for the years ended December 31, 2023 and 2022 pertaining to this note was $19,211 and $16,053, respectively. As of December 31, 2023, interest payable on this note was $35,624. On March 1, 2023, the maturity date was extended to September 1, 2023. On March 15, 2024, the maturity date was further extended to June 30, 2024.

On August 23, 2022, the Company issued a convertible promissory note to a related party pursuant to services performed in the principal amount of $950,000. The note bears interest at 5% per annum, with principal and interest payments payable monthly, and matured on May 15, 2023.  At any time, the investor may convert the outstanding principal amount and accrued but unpaid interest into shares of common stock at a price equal to 100% of the price at which the Company consummates its initial public offering. Pursuant to the terms of the note, the investor may exceed its beneficial ownership limitation upon conversion into shares.

In April 2023, the Company entered into a Promissory Note Extension Agreement with the noteholder pursuant to which the holder agreed to extend the maturity date of the note to December 31, 2023. In connection with the Promissory Note Extension Agreement, the Company issued a warrant to purchase an aggregate of 250,000 shares of common stock with an exercise price of $0.01 per share to the noteholder. The Debt Extension Warrants are exercisable at any time after the date that the Company’s shares of common stock have been approved for and are listed for trading on certain trading markets, and at any time up to the date that is five years after their original issuance. The fair value of the warrants was $936,203 as calculated by assumptions used in the Black-Scholes model
 (Note 11).
 The Company evaluated the Promissory Note Extension Agreement under ASC 470-50 and determined it meets the criteria as a debt extinguishment. The fair value of the warrants was recorded as a loss on extinguishment of debt on the statements of comprehensive loss.

In June 2023, the Company received $150,000 in proceeds from the same related party with interest accruing thereon at a rate of 10% per annum and a maturity date of February 29, 2024. The note is expected to be converted into shares upon the anticipated initial public offering, and is included in convertible note, related party on the balance sheet. As of the date of these financial statements, the note was technically in default.

Interest expense for the related party notes for the years ended December 31, 2023 was $52,555 and $16,918, respectively. As of December 31, 2023, interest payable on these notes totaled $69,473.

10 .	STOCKHOLDERS’ EQUITY

Merger / Recapitalization to PishPosh, Inc.

Prior to the Merger, Pish Posh’s membership interests were represented by Units. As of December 31, 2021, Pish Posh had 1,000,000 units issued and outstanding, comprising $431,034 in contributed capital.

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

Preferred Stock

The Company’s Amended Certificate of Incorporation authorizes the Board to establish and to issue from time to time one or more series of preferred stock, par value $0.000001 per share, covering up to an aggregate of 10,000,000 shares of preferred stock. Each series of preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, pre
-
emptive rights and redemption rights. As of December 31, 2023, 20,000 shares of preferred stock are designated as Series A preferred stock.

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

In March 2022, the Company received proceeds of $1,689,980 pursuant to the Subsequent Closing.  Simultaneously with the proceeds from the Subsequent Closing, the 2021 Notes and $250,000 in related party accounts payable (Note 1
2
) converted into shares of common stock and preferred stock on a one-for-one basis (based on the as-converted calculation of preferred stock).  Altogether, the Company issued 2,270 shares of preferred stock and 731,690 shares of common stock pursuant to an aggregate value of $3,001,667, consisting of the March 2022 Subsequent Closing and the note and payable conversions as stated above.

On September 13, 2022, the Company conducted the first closing of a private placement offering of its common stock to accredited investors (the “Pre-IPO Offering”).  Pursuant to the Pre-IPO Offering, the Company sold an aggregate of 538,338 shares of common stock at a price of $1.08 per share for net proceeds of $429,711, after deducting costs paid to the placement agent. In connection with the Pre-IPO Offering, the Company issued warrants to purchase 37,683 shares of common stock to the placement agreement as additional offering costs (Note 1
1
).

PISHPOSH, INC.

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

As of December 31, 2023 and 2022, there were 1,752.37 shares of preferred stock and 4,939,345 shares of common stock issued and outstanding.

2022 Equity Incentive Plan

The board and stockholders adopted the 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”) on September 1, 2022 and October 19, 2022, respectively. The 2022 Equity Incentive Plan governs equity awards to employees, directors, officers, consultants, and other eligible participants. Under the 2022 Equity Incentive Plan there are 350,000 shares of common stock reserved for issuance. The types of awards permitted under the 2022 Equity Incentive Plan include nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify.  As of December 31, 2023, the Company has not granted any awards under the 2022 Equity Incentive Plan.

1 1 .	WARRANTS

2022 Warrants

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

PISHPOSH, INC.

NOTES TO FINANCIAL STATEMENTS

2023 Warrants

In connection with the first and second closing of the 2023 Bridge Offering, the Company granted 750,000 Investor Bridge Warrants and 52,500 Boustead Bridge Warrants. Both the Investor Bridge Warrants and the Boustead Bridge Warrants have an exercise price of $1.00 per share and are exercisable immediately. In the event that a holder of an Investor Bridge Warrant has not elected to exercise such Investor Bridge Warrant prior to the earlier of  the Investor Bridge Notes Maturity Date or the consummation of an initial public offering of the Company’s common stock and listing or trading of its common stock on a trading market or national securities exchange ("IPO"), such Investor Bridge Warrant shall automatically be deemed to have been exercised upon the consummation of the IPO and, at such time, as payment of the aggregate exercise price under such Investor Bridge Warrant, the principal of such holder’s corresponding Investor Bridge Note will be deemed repaid in full, and such deemed repayment will be considered payment in full of the aggregate exercise price of the Investor Bridge Warrant, pursuant to the terms of such Investor Bridge Warrant. The relative fair value of the warrants was $588,366, which was included as a debt discount and will be amortized to interest expense over the life of the Investor Bridge Notes (Note
7
).

In April 2023, the Company entered into two side letter agreements with stockholders pursuant to which, in consideration for advisory services and/or time, effort and non-accountable expenses expended by such stockholders in connection with the Company, the Company issued such stockholders warrants to purchase an aggregate of 1,500,000 of shares of common stock at an exercise price equal to $0.01 per share. The Advisory Warrants are exercisable at any time after the date that the Company’s shares of common stock have been approved for and are listed for trading on certain trading markets, and at any time up to the date that is five years after their original issuance.  During the year ended December, 2023, the Company recognized a fair value of $5,617,331 as stock compensation expense pertaining to fair value of these warrants.

In April 2023, the Company issued an aggregate of 450,000 Debt Extension Warrants (Note
7
and
8
). The Debt Extension Warrants are exercisable at any time after the date that the Company’s shares of common stock have been approved for and are listed for trading on certain trading markets, and at any time up to the date that is five years after their original issuance. The aggregate fair value of the Debt Extension Warrants was $1,693,850, which was recorded
as a loss on extinguishment of debt on the statements of comprehensive loss.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of warrants granted during the year ended December
3
1
, 2023:

Risk-free interest rate	3.68%
Expected term (in years)	4.18
Expected volatility	161.0%
Expected dividend yield	0%
Estimate fair value of common stock	3.75

The estimated fair value of common stock was based on the anticipated price of the Company’s common stock in its planned equity offering at the time of the grant which was $3.75.

The following is a summary of warrant activity for the years ended December 31, 2023 and 2022:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2021	-	$-
Conversion of 2021 Notes and issuance of common and preferred stock in Subsequent Closing	2,751,690	1.00
Conversion of related party accounts payable into equity	250,000	1.00
Placement agent consideration for Subsequent Closing	240,135	1.00
Granted in connection with common stock issuance	37,683	1.08
Outstanding as of December 31, 2022	3,279,508	$1.00	$13,115,017
Granted in connection with New Notes	750,000	1.00
Placement agent consideration for New Notes	52,500	1.00
Granted in connection with Notes Extension	450,000	0.01
Issued for services	1,500,000	0.01
Outstanding as of December 31, 2023	6,032,008	$0.68	$18,518,522

Exercisable as of December 31, 2023	840,183	$1.00	$2,307,489
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the anticipated price of the Company’s common stock in its planned equity raise of $3.75 and $5.00 as of December 31, 2023 and 2022.

1 2 .	RELATED PARTY TRANSACTIONS

The Company received advances for purchases which were charged on credit cards owned by the previous Managing Member of Pish Posh. As of December 31, 2023 and 2022, there were net advances of $353,719 and $830,783 outstanding, respectively, which are reflected as accounts payable – related party on the balance sheets.

In connection with the Subsequent Closing, in March 2022 the previous Managing Member converted $250,000 in advances owed into 250,000 shares of common stock and 250,000 warrants to purchase common stock.

PISHPOSH, INC.

NOTES TO FINANCIAL STATEMENTS

Refer to Note 7 and 8 for detail on related party loans.

On September 8, 2023, the Board authorized the increase from five to six directors and elected Hank Cohn as a director.

1 3 .	COMMITMENTS AND CONTINGENCIES

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

The components of the Company’s lease costs, which are included in general and administrative expenses on the accompanying statement of comprehensive loss for the year ended December 31, 2023, are as follows:

	Year Ended
	December 31,
	2023	2022
Operating lease cost	$89,276	$88,279
Sublease income	(28,561)	(30,464)
Total lease cost	$60,715	$57,815

Additional information related to the Company’s lease for the years ended December 31, 2023 and 202 is as follows:

	Year Ended
	December 31,
	2023	2022
Operating cash flows from operating lease	$60,574	$59,569
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$168,112
Remaining lease term - operting lease	0.8 years	1.8 years
Discount rate - operating lease	8.0%	8.0%

As of December 31, 2023, the future minimum lease payments under operating lease liabilities are as follows:

Year Ended December 31,
2024	61,116
Total	$61,116

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

PISHPOSH, INC.

NOTES TO FINANCIAL STATEMENTS

1 4 .	INCOME TAXES

As of December 31, 2023 and 2022,

the Company had estimated federal and state net operating loss carryforwards (“NOLs”) of $6,677,000 and $3,833,000. The federal net operating loss carryforwards do not expire but are limited to 80% of each subsequent year’s net income. The state net operating loss carryforwards expire in 20 years, starting in 2042. There was no provision for federal and state income taxes for the years ended December 31, 2023 and 2022 due to the net taxable loss.  The utilization of these NOL’s to reduce future income taxes will depend on the generation of sufficient taxable income prior to their expiration.  The Company has established a 100% valuation allowance of $3,861,360 and $1,482,829 at December 31, 2023 and December 31, 2022 for the deferred tax assets due to the uncertainty of their realization.
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

The income tax (benefit) provision consists of the following:

	December 31,
	2023	2022
Income tax be nefit :
Federal tax benefit	$(597,278)	(804,966)
State tax benefi t	(202,221	(272,539)
Deferred tax benefit	(1,579,032)	(405,324)
	$(2,378,532)	$(1,482,829)
Change in valuation allowance	2,378,532	1,482,829
	$-	$-

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2023		2022
	Amount	%	Amount	%
Income tax at U.S. federal income tax rate	$(2,190,988)	(21.0)	$(1,078,177)	(21.0)
State income taxes, net of federal benefit	(741,806)	(6.8)	(404,652)	(7.9)
Change in valuation allowance	2,932,794	27.8	1,482,829	28.9
Effective income tax	$-	-	$-	-

The primary components of the Company’s deferred tax assets and related valuation allowance as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$1,877,004	$1,077,505
Stock compensation and shares issued for services	1,984,356	405,324
	3,861,360	1,482,829
Valuation allowance	(3,861,360)	(1,482,829)
Net deferred tax assets	$-	$-

PISHPOSH, INC.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of comprehensive income. As of January 1, 2023, the Company had no unrecognized tax benefits and no charge during 2023, and accordingly, the Company did not recognize any interest or penalties during 2023 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2023.

The Company files U.
S incom
e
tax returns and a state income tax return.
With some exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2020 and thereafter are subject to examination by the relevant taxing authorities.

1 5 .	SUBSEQUENT EVENTS

From January 1, 2024 through March
2
8
 2024,

the Company has received merchant advance proceeds of
approximatel
y
$907,000 and made repayments totaling $712,000.

From January 1, 2024 through March
2
8
, 2024,

the Company has received proceeds from short-term loans of $625,000.

