Form 10-Q
period 2024-03-31
PishPosh, Inc.
filed 2024-05-15
CIK 1611282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission
file number
:

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
☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b‐2 of the Exchange Act). Yes
☐
  No
☒

As of May 15, 2024, the Company had 4,939,345 shares of common stock, $0.000001 par value, issued and outstanding.

PishPosh, Inc.

FORM 10-Q

2

F
ORWARD‐LOOKING STATEMENTS

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
3

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
4

P
ART I – FINANCIAL INFORMATION

I
TEM 1. FINANCIAL STATEMENTS

PISHPOSH, INC.
C
ONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$29,735	$368,242
Accounts receivable	104,930	81,277
Inventory, net	2,459,837	2,803,263
Prepaid expenses and other current assets	83,830	101,802
Deferred offering costs	1,783,671	1,708,147
Total current assets	4,462,003	5,062,731
Intangible assets, net	27,403	36,537
Deposits	10,155	10,155
Right of use asset	36,849	57,128
Total assets	$4,536,410	$5,166,551

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,586,744	$3,863,514
Accounts payable, related party	96,348	103,719
Accrued expenses and other current liabilities	846,832	761,022
Loan payable, current	803,539	654,287
Note payable, net of debt discount	2,982,406	2,273,011
Convertible note payable	240,135	240,135
Convertible note payable, related party	1,100,000	1,100,000
Right of use liability, current portion	37,875	58,741
Total liabilities	9,693,879	9,054,429

Commitments and contingencies (Note 12)

Stockholders' deficit:
Preferred stock, $0.000001 par value, 10,000,000 shares authorized, 1,752 shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, $0.000001 par value, 100,000,000 shares authorized, 4,939,345 shares issued and outstanding as of March 31, 2024 and December 31, 2023	5	5
Additional paid-in capital	13,130,058	13,130,058
Accumulated deficit	(18,287,532)	(17,017,941)
Total stockholders' deficit	(5,157,469)	(3,887,878)
Total liabilities and stockholders' deficit	$4,536,410	$5,166,551

See the accompanying notes to the unaudited condensed financial statements.

PISHPOSH, INC.
C
ONDENSED STATEMENTS OF COMPREHENVIE LOSS
(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
Net revenues	$2,982,541	$4,575,891
Cost of net revenues	2,087,188	3,029,512
Gross profit	895,353	1,546,379

Operating expenses:
General and administrative	895,744	885,635
Research and development	-	30,000
Sales and marketing	1,054,433	1,310,365
Total operating expenses	1,950,177	2,226,000

Loss from operations	(1,054,824)	(679,621)

Other expense:
Interest expense	(214,767)	(118,472)
Total other expense	(214,767)	(118,472)

Provision for income taxes	-	-
Net loss	$(1,269,591)	$(798,093)

Weighted average common shares outstanding - basic and diluted	4,939,345	4,939,345
Net loss per common share - basic and diluted	$(0.26)	$(0.16)

See the accompanying notes to the unaudited condensed financial statements.

PISHPOSH, INC.
C
ONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2022	1,752	$-	4,939,345	$5	$5,239,194	$(6,584,666)	$(1,345,467)
Warrants issued in connect i on with notes	-	-	-	-	509,909	-	509,909
Net loss	-	-	-	-	-	(798,093)	(798,093)
Balances at March 31, 2023	1,752	$-	4,939,345	$5	$5,749,103	$(7,382,759)	$(1,633,651)

Balances at December 31, 2023	1,752	$-	4,939,345	$5	$13,130,058	$(17,017,941)	$(3,887,878)
Net loss	-	-	-	-	-	(1,269,591)	(1,269,591)
Balances at March 31, 2024	1,752	$-	4,939,345	$5	$13,130,058	$(18,287,532)	$(5,157,469)

See the accompanying notes to the unaudited condensed financial statements.

PISHPOSH, INC.
C
ONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,269,591)	$(798,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,134	11,856
Amortization of debt discount	84,395	23,502
Change in inventory allowance	6,358	(31,582)
Amortization of right of use asset	20,279	13,990
Changes in operating assets and liabilities:
Accounts receivable	(23,653)	(162,446)
Inventory	337,068	455,507
Prepaid expenses and other current assets	17,972	(306,552)
Deferred offering costs	(75,524)	(299,712)
Accounts payable	(276,770)	707,155
Accounts payable, related party	(7,371)	75,740
Accrued expenses and other current liabilities	85,810	(93,194)
Lease liability	(20,866)	(13,945)
Net cash used in operating activities	(1,112,759)	(417,774)
Cash flows from financing activities:
Proceeds from loan payable	950,564	-
Repayments of loan payable	(801,312)	(481,195)
Proceeds from notes payable, net of issuance costs	625,000	1,139,705
Proceeds from loan payable, related party	-	515,000
Repayments of loan payable, related party	-	(515,000)
Net cash provided by financing activities	774,252	658,510
Net change in cash and cash equivalents	(338,507)	240,736
Cash and cash equivalents at beginning of period	368,242	218,605
Cash and cash equivalents at end of period	$29,735	$459,341

Supplemental disclosure of cash flow information:
Cash paid for interest	$79,853	$72,250

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with notes	$-	$509,909

See the accompanying notes to the unaudited condensed financial statements.

PISHPOSH, INC.
N
OTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has often not generated profits since inception, has sustained net losses of $1,269,591 and $798,093 for the three months ended March 31, 2024 and 2023, respectively, and has negative cash flows from operations for the three months then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next 12 months from the date of this Quarterly Report on Form 10-Q is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or to obtain additional debt or equity financing.  Through the date of this Quarterly Report on Form 10-Q, the Company has been primarily financed through the issuance of loans and proceeds from the sale of preferred and common stock.  In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. No assurance can be given that the Company will be successful in these efforts.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2024 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2021 and has elected to comply with certain reduced public company reporting requirements.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, inventory reserve for obsolescence and fair value of warrants issued with debt. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Significant Risks and Uncertainties

The Company is subject to customary risks and uncertainties including, but not limited to, the need for protection of proprietary technology, dependence on key personnel, costs of services provided by third parties, the need to obtain additional financing, and limited operating history.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At March 31, 2024 and December 31, 2023 all of the Company's cash and cash equivalents were held at one accredited financial institution.

Concentrations

The Company is dependent on third-party vendors for its inventory purchases.  During the three months ended March 31, 2024 and 2023, four vendors accounted for 56% and 60% of total purchases, respectively.  The loss of these vendors may have a negative short-term impact on the Company’s operations; however, the Company believes there are acceptable substitute vendors that can be utilized longer-term.

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

The carrying values of the Company’s accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short maturity of these instruments.   The Company believes the carrying amount of its convertible notes payable, notes payable and loan payable approximate fair value based on rates and other terms currently available to the Company for similar debt instruments.

Accounts Receivable

Accounts receivable are derived from outstanding payments owed to the Company from e-commerce partners and are stated at their net realizable value. Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company uses a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, and the creditworthiness of counterparties. Management believes that the composition of receivables at year-end is consistent with historical conditions as credit terms and practices and the client base has not changed significantly.
As of March 31, 2024 and December 31, 2023, the Company determined that no allowance for credit losses was necessary.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Inventory

Inventories consist of finished goods and products in transit from the Company’s suppliers.  Finished goods inventory includes amounts primarily held at the Company’s warehouse location and at Amazon.  Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight and duties. Inventory is recorded at the lower of cost or net realizable value using the first-in-first-out (FIFO) method. If the Company determines that the estimated net realizable value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those projected by the Company, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made. As of March 31, 2024 and December 31, 2023, there was a reserve for obsolescence of $627,649 and $634,007 respectively.

Deposits for future inventory purchases are included in prepaid expenses and other current assets.  As of March 31, 2024 and December 31, 2023, prepaid expenses and other current assets included $76,650 and $101,802 respectively, in inventory deposits.

As of March 31, 2024 and December 31, 2023, the Company had $15,320 and $36,966, respectively, in inventory in transit.

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

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company derives its revenue primarily from e-commerce transactions. For e-commerce transactions, revenue is recognized at the time the product is shipped to the customer, which is the point in time when control is transferred. The Company generates a small percentage of sales in its showroom, which revenue is recognized at the time the product is sold in store to the customer.  There was no breakage income recognized for unredeemed gift cards for the three months ended March 31, 2024 or 2023.

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

Total shipping and handling billed to customers as a component of net revenues was $2,656 and $6,015 for three months ended March 31, 2024 and 2023, respectively.

Cost of Revenue

Cost of revenue consists of the costs of inventory sold, packaging materials costs, inbound freight and customs and duties.  The Company includes outbound freight associated with shipping goods to customers as a component of sales and marketing expenses as noted below.

Sales and Marketing

Sales and marketing expenses includes fulfilment center operations, third-party logistics costs, e-commerce selling commissions, marketing and advertising costs as well as public relations.

The Company also includes outbound freight associated with shipping goods to customers as a component of sales and marketing expenses.  During the three months ended March 31, 2024 and 2023, shipping and handling costs were $307,790 and $406,697 respectively.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits costs, professional services and information technology.  General and administrative expenses also include payment processing fees, website costs and warehousing fees.

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred.  Advertising costs were $412,849 and $400,950 for the three months ended March 31, 2024 and 2023, respectively.

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

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed.  As of March 31, 2024 and December 31, 2023, the Company had capitalized $1,783,671 and $1,708,147 in deferred offering costs, respectively.  Deferred offering costs includes professional fees incurred including legal, accounting, underwriting and advisory in connection with the Company’s anticipated equity offering.

As of March 31, 2024, management assessed the recoverability of the capitalized deferred offering costs  Of the $1,783,671 in deferred offering costs, $1,708,147 pertain to costs incurred from 2021 through 2023 when the Company initiated its public offering efforts.  These costs include legal fees and accounting fees related to the Company’s previous audits.  Management believes that these costs should not be impaired as of March 31, 2024 as they still provide economic benefits for the Company’s potential public offering.  All initial offering costs incurred have enabled the Company to achieve and maintain SEC effectiveness, which is a key component of the Company’s ability to undergo a successful initial public offering.  Management will continue to monitor any further delay or abandonment of the contemplated public offering.  If any further delays are expected, the Company may have to impair a substantial portion, or all, of its deferred offering costs.

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of March 31, 2024 and 2023, diluted net loss per share is the same as basic net loss per share.
Potentially dilutive items outstanding as of March 31, 2024 and 2023 are as follows:

	March 31,
	2024	2023
Convertible note payable	240,135	240,135
Convertible note payable, related party (1)	317,677	172,727
Preferred stock (convertible to common stock)	1,752,371	1,752,371
Common stock warrants	6,032,008	3,975,008
Total potentially dilutive securities	8,342,191	6,140,241

(1)
The potentially dilutive shares from the $1,100,000 convertible note, related party, and accrued interest of $91,288 was estimated using a conversion price of $3.75, which is 100% of the anticipated initial public offering price per share.
In 2023, the potentially dilutive shares from the $950,000 note was estimated using a conversion price of $5.50, which was 110% of the anticipated initial public offering price of $5.00 as of March 31, 2023.

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

Recently Issued and Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09)
, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting st andard
s could have a material ef
fect on the acc
ompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 4: INTANGIBLE ASSETS, NET

Intangible assets, net consists of the following:

	March 31,	December 31,
	2024	2023
Website development costs	$127,750	$127,750
Less: Accumulated amortization	(100,347)	(91,213)
Intangible assets, net	$27,403	$36,537

Amortization expense was $9,134 for the three months ended March 31, 2024 and 2023.

NOTE 5: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2024	2023
Accrued personnel and other expenses	$274,699	$170,308
Gift card liability	202,453	202,453
Allowance for sales returns	42,855	108,279
Interest	223,117	176,245
Security deposit payable	3,708	3,708
Advances from third parties	100,000	100,000
Accrued expenses and other current liabilities	$846,832	$761,022

NOTE 6: LOANS AND NOTES PAYABLE

Merchant Advances

During 2024 and 2023, the Company entered into several short-term merchant loans with American Express, Amazon and Shopify.   The loans mature in
six
to
nine months
and bear interest ranging from 8% to 13%.   The loans require monthly principal and interest payments.   During the three months ended March 31, 2024 and 2023, the Company received merchant advances totaling $908,200 and $0 respectively, and made repayments totaling $758,948 and $481,195 respectively. As of March 31, 2024 and December 31, 2023, the Company had $803,539 and $654,287 respectively in outstanding principal pertaining to these merchant loans.   Interest expense for the loans totaled $55,287 and $52,046 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, there was $2,761 and $3,598 respectively, in interest payable pertaining to these loans.

Related Party

During 2023, the Company received loan proceeds of 515,000 from a related party. The loan was unsecured, non-interest bearing and due on demand. As of March 31, 2023, the Company fully repaid the loan.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Notes Payable, Net of Debt Discount

Promissory Notes

As of March 31, 2024 and December 31, 2023
,
 the Company had $1,025,000 outstanding pertaining to a promissory note received in 2021. In April 2024, the Company extended the maturity date to June 1, 2024.  Interest expense for three months ended March 31, 2024 and 2023 was $0.

In February 2024, the Company received $300,000 in short-term promissory notes.  The notes bear interest at 10% per annum and mature on May 31, 2024. Interest expense for the three months ended March 31, 2024 was $7,480, all of which was accrued and unpaid.

OID Notes

On January 25, 2023, the Company issued three unsecured original issue discount promissory notes in the aggregate principal amount of $577,500, respectively (the “OID Notes”). The Company received proceeds in the aggregate amount of $550,000 in connection with the issuance of the OID Notes. No interest shall accrue on the OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The OID Notes provided that the principal and all unpaid interest owed under each OID Note shall be due and payable on the earlier of (i) April 30, 2023, or (ii)
three
business days after the closing or abandonment of Company’s anticipated initial public offering. In connection with the OID Notes, the Company recognized a debt discount of $27,500. For the three months ended March 31, 2024 and 2023, the Company recognized interest expense associated with the amortization of debt discount of $0 and $18,816, respectively. As of March 31, 2024, unamortized debt discount was $0.
In April 2024, the Company entered into Promissory Note Extension Agreements with the noteholders pursuant to which each such holder agreed to extend the maturity date of the OID Notes to June 1, 2024.

For the three months ended March 31, 2024
and
2023, interest expense on the OID Notes was $8,639 and $6,171, respectively, all of which was accrued and unpaid.
As of March 31, 2024 and December 31, 2023, there was $40,915 and $32,277, respectively, in interest payable pertaining to these loans.

On August 31, 2023, the Company issued two unsecured original issue discount promissory notes in the aggregate principal amount of $336,000, respectively (the “August OID Notes”). The Company received proceeds in the aggregate amount of $320,000 in connection with the issuance of the August OID Notes.
The Company recognized a debt discount of $
16,000
, all of which was amortized to interest expense in 2023.
No interest shall accrue on the OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The principal and all unpaid interest owed under each August  OID Note shall be due and payable on the earlier of (i) November 1, 2023, or (ii)
three
business days after the closing or abandonment of Company’s anticipated initial public offering. As of the date of these financial statements, the amended maturity dates of the OID and August OID Notes was June, 2024.

In
March 2024, the Company issued two unsecured original issue discount promissory notes in the aggregate principal amount of $343,500, respectively
.

The Company received proceeds in the aggregate amount of $325,000 in connection with the issuance of the se
notes
. No interest shall accrue on the OID
n
otes prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The March OID Notes mature on October 1, 2024. In connection with the these notes
, the Company recognized a debt discount of $18,500, of which $2,469, which was amortized to interest expense as of March 31, 2024. As of March 31,2024, $16,031 remained unamortized.

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

At the first closing of the 2023 Bridge Offering, which took place on March 24, 2023, the Company issued $650,000 of Investor Bridge Notes and issued Investor Bridge Warrants to purchase 650,000 shares of common stock with an exercise price of $1.00 per share. In connection with the first closing of the 2023 Bridge Offering, the Company paid Boustead Securities, LLC (“Boustead”), its placement agent in such 2023 Bridge Offering, $52,000 in cash and  issued the placement agent 5-year warrants to purchase 45,500 shares of common stock (the “Boustead Bridge Warrants”), at an exercise price of $1.00 per share and are exercisable immediately. The Boustead Bridge Warrants are considered as compensation to Boustead pursuant to the rules of FINRA and will not be exercisable until 180 days following the date of commencement of sales of the Company’s common stock pursuant to its initial public offering. Following the first closing of the 2023 Bridge Offering, the Company received net proceeds of $589,705 after deducting fees.

At the second closing of the 2023 Bridge Offering, which took place on April 14, 2023, the Company issued $100,000 of Investor Bridge Notes and issued Investor Bridge Warrants to purchase 100,000 shares of common stock with an exercise price of $1.00  per share. In connection with the second closing of the 2023 Bridge Offering, the Company paid Boustead $8,000 in cash and issued the placement agent 5-year warrants to purchase 7,000 shares of common stock at an exercise price of $1.00 per share and are exercisable immediately. Following the second closing of the 2023 Bridge Offering, the Company received net proceeds of $91,455 after deducting fees.

For the three months ended March 31, 2024 and 2023, interest expense on the 2023 Bridge Offering was $11,219 and $748, respectively.
As of March 31, 2024 and December 31, 2023, there was $45,641 and $34,422, respectively, in interest payable pertaining to these loans.

In connection with the Investor Bridge Notes, the Company recognized a debt discount of $657,206, consisting of the relative fair value of the warrants issued of $588,366 (see Note 8) and issuance costs of $68,840. The fair value of the warrants was as calculated by assumptions used in the Black-Scholes model (Note 9) .The debt discount will be amortized to interest expense over the life of the loan. For the three months ended March 31, 2024 and

2023, $81,926 and $4,687 was amortized to interest expense, respectively.  As of March 31, 2024  and  December 31, 2023, $333,563 and $574,201, respectively, remained unamortized.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Notes payable, net of debt discount, consisted of the following:
	March 31,	December 31,
	2024	2023
Principal:
Promissory note	$1,325,000	$1,025,000
OID Notes	1,257,000	913,500
Investor Bridge Notes	750,000	750,000
	3,332,000	2,688,500
Less: Unamortized debt discount	(349,594)	(415,489)
Notes payable, net of debt discount	$2,982,406	$2,273,011

NOTE 7: CONVERTIBLE NOTES

As of both March 31, 2024 and December 31, 2023, the Company had total convertible promissory notes outstanding of $1,340,135.  In April 2024, the maturity date on all notes was extended to June 30, 2024.

Interest expense was $20,372 and $16,448 for the three months ended March 31, 2024 and 2023, respectively.  As of March 31, 2024 and December 31, 2023, interest payable on the convertible notes was $126,320 and $105,948, respectively.

NOTE 8: STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Amended Certificate of Incorporation authorizes the Board to establish and to issue from time to time one or more series of preferred stock, par value $0.000001 per share, covering up to an aggregate of 10,000,000 shares of preferred stock. Each series of preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. As of March 31, 2024 and December 31, 2023, 20,000 shares of preferred stock are designated as Series A preferred stock.

Common Stock

The Company’s Amended Certificate of Incorporation authorizes 100,000,000 shares of common stock, par value $0.000001 per share.

As of both March 31, 2024 and December 31, 2023, there were 1,752.37 shares of preferred stock and 4,939,345 shares of common stock issued and outstanding.

2022 Equity Incentive Plan

The board and stockholders adopted the 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”) on September 1, 2022 and October 19, 2022, respectively. The 2022 Equity Incentive Plan governs equity awards to employees, directors, officers, consultants, and other eligible participants. Under the 2022 Equity Incentive Plan there are 350,000 shares of common stock reserved for issuance. The types of awards permitted under the 2022 Equity Incentive Plan include nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify.  As of March 31, 2024 and December 31, 2023, the Company has not granted any awards under the 2022 Equity Incentive Plan.

PISHPOSH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9: WARRANTS

The following is a summary of warrants:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2023	6,032,008	$0.68	$18,518,522
Outstanding as of March 31, 2024	6,032,008	$0.68	$18,518,522

Exercisable as of December 31, 2023	840,183	$1.00	$2,307,489
Exercisable as of March 31, 2024	840,183	$1.00	$2,307,489

NOTE 10: RELATED PARTY TRANSACATIONS

The Company received advances for purchases which were charged on credit cards owned by the previous Managing Member of Pish Posh Baby.  As of March 31, 2024 and December 31, 2023, there were net advances of $346,347 and $353,719, outstanding, respectively, which are reflected as accounts payable – related party on the balance sheets.

Refer to Note 6 for detail on related party loans.

NOTE 11: INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2024 and 2023 because the Company has determined that the realization of the net deferred tax asset is not assured.

There was no change in unrecognized tax benefits during the period ended March 31, 2024 and there was no accrual for uncertain tax positions as of March 31, 2024.

Tax years from 2020 through 2023 remain subject to examination by U.S. federal and state jurisdictions.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company’s leases consist solely of retail showroom and office space in Lakewood, New Jersey which matures in October 2024.

The components of the Company’s lease costs, which are included in general and administrative expenses on the accompanying statement of comprehensive loss for the three months ended March 31, 2024 and 2023, are as follows:

	Three Months Ended
	March 31,
	2024	2023
Operating lease cost	$12,635	$13,190
Sublease income	(8,944)	(8,982)
Total lease cost	$3,691	$4,208

Additional information related to the Company’s lease for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended
	March 31,
	2024	2023
Operating cash flows from operating lease	$23,970	$18,198
Remaining lease term - oper a ting lease	0.6 years	1.6 years
Discount rate - operating lease	8.0%	8.0%

Contingencies

The Company may be subj
e
ct to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

NOTE 13: SUBSEQUENT EVENTS

On April 1, 2024, the Company issued three unsecured original issue discount promissory notes in the aggregate principal amount of $430,500 (the “April 2024 OID Notes”
), which included the $343,500 in notes received in March
. The Company received proceeds in the aggregate amount of $410,000 in connection with the issuance of the April 2024 OID Notes. No interest shall accrue on the April 2024 OID Notes prior to an event of default and after event of default, interest shall accrue at the rate of 18% per annum. The April 2024 OID Notes provided that the principal and all unpaid interest owed under each April 2024 OID Note shall be due and payable on the earlier of (i) October 1, 2024, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering.

In connection with the Company’s notes,
the Company also issued warrants to investors to purchase up to an aggregate of 5,268,293, 780,488 and 1,951,220 shares of common stock with an exercise price of $0.01 per share, subject to adjustment as described therein (the “April 2024 Warrants”). The April 2024 Warrants are exercisable at any time after the date that the Company’s shares of common stock have been approved for and are listed for trading on certain trading markets, and at any time up to the date that is five years after their original issuance.

From April 1, 2024 through the date of this Quarterly Report on Form 10-Q,

the Company has made merchant advance repayments totaling approximately $479,000.

I
TEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2023 included in Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC on March 28, 2024.

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

Results of Operations

Summary of Results of Operations for the three months ended March 31, 2024 and 2023

The following table presents our results of operations for the three months ended March 31, 2024 and 2023:
	Three Months Ended
	March 31,
	2024	2023
Net revenues	$2,982,541	$4,575,891
Cost of net revenues	2,087,188	3,029,512
Gross profit	895,353	1,546,379
General and administrative	895,744	885,635
Research and development	-	30,000
Sales and marketing	1,054,433	1,310,365
Loss from operations	(1,054,824)	(679,621)
Other expense	(214,767)	(118,472)
Net loss	$(1,269,591)	$(798,093)

Net revenues

Net revenue was $3.0 million for the three months ended March 31, 2024, as compared to $4.6 million for the three months ended March 31, 2023, a decrease of $1.6 million. Due to the delayed public offering, the Company was unable to acquire desired inventory which inventory, which caused revenue decreases. The delayed offering also caused the Company to delay a launch of its new product due to less marketing spend surrounding the product.

Cost of net revenues and Gross profit and margin

Cost of net revenues was $2.1 million for the three months ended March 31, 2024 as compared to $3.0 million for the comparable three months ended March 31, 2023, a decrease of $0.9 million.  The decrease was primarily attributable to lower revenues in 2024.

Our gross profit for the three months ended March 31, 2024 was $0.9 million and $1.5 million for the three months ended March 31, 2023.
Our margins, as a percentage of revenue, slightly decreased in 2024 primarily due to higher freight costs.

General and Administrative Expenses

General and administrative expenses were $0.9 million for the three months ended March 31, 2024 as compared to $0.9 million three months ended March 31, 2023.

Research and Development

Research and development expenses were $0 as compared to $30,000 in the three months ended March 31, 2024 and 2023, respectively, which related to product testing.

Sales and Marketing Expenses

Sales and marketing expenses were $1.0 million for the three months ended March 31, 2024 as compared to $1.3 million for the comparable three months ended March 31, 2023, a decrease of $0.3 million. The decrease was primarily due to cost-cutting measures to decrease advertising costs in 2024.

Sales and marketing expenses as a percentage of revenues were 35.4% and 28.6% for the three months ended March 31, 2024 and 2023, respectively.

Other Income (Expense), Net

Interest expense was $214,767 for the three months ended March 31, 2024 as compared to $118,472 for the three months ended March 31, 2023. The increase was due to new loans and merchant advances entered into during 2023 and 2024.
Net Loss

Net loss was $1.3 million for the three months ended March 31, 2024 as compared to $0.8 million for the three months ended March 31, 2023, an increase in loss of $0.5 million. The increase in net loss was primarily due to lower revenue and gross profit.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital to fund our inventory and marketing expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations, and debt financing. As of March 31, 2024 and December 31, 2023, we had $29,735 and $368,242 of cash, respectively.

Merchant Advances

During 2024 and 2023, the Company entered into several short-term merchant loans with American Express, Amazon and Shopify.   The loans mature in six to nine months and bear interest ranging from 8% to 13%.   The loans require monthly principal and interest payments.   During the three months ended March 31, 2024 and 2023, the Company received merchant advances totaling $908,200 and $0 respectively, and made repayments totaling $758,948 and $481,195 respectively. As of March 31, 2024 and December 31, 2023, the Company had $803,539 and $654,287 respectively in outstanding principal pertaining to these merchant loans.   Interest expense for the loans totaled $55,287 and $52,046 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, there was $2,761 and $3,598 respectively, in interest payable pertaining to these loans.
Notes Payable, Net of Debt Discount

Promissory Notes
As of March 31, 2024 and December 31, 2023  the Company had $1,025,000 outstanding pertaining to a promissory note received in 2021. In April 2024, the Company extended the maturity date to June 1, 2024.  Interest expense for three months ended March 31, 2024 and 2023 were $0 and $0, respectively.
In February 2024, the Company received $300,000 in short-term promissory notes.  The notes bear interest at 10% per annum and mature on May 31, 2024. Interest expense for the three months ended March 31, 2024 was approximately $5,000.

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
In April 2024, the Company entered into Promissory Note Extension Agreements with the noteholders pursuant to which each such holder agreed to extend the maturity date of the OID Notes to June 1, 2024.
During the year three months ended March 31, 2024, interest expense on the OID Notes was $8,639 all of which was accrued and unpaid as of March 31, 2024.
On August 31, 2023, the Company issued two unsecured original issue discount promissory notes in the aggregate principal amount of $336,000, respectively (the “August OID Notes”). The Company received proceeds in the aggregate amount of $320,000 in connection with the issuance of the August OID Notes. No interest shall accrue on the OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The principal and all unpaid interest owed under each August  OID Note shall be due and payable on the earlier of (i) November 1, 2023, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering. As of the date of these financial statements, the amended maturity dates of the OID and August OID Notes was June, 2024.

In March 2024, the Company issued two unsecured original issue discount promissory notes in the aggregate principal amount of $343,500, respectively. The Company received proceeds in the aggregate amount of $325,000 in connection with the issuance of these notes. No interest shall accrue on the OID notes prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The March OID Notes mature on October 1, 2024. In connection with the these notes, the Company recognized a debt discount of $18,500, of which $2,469, which was amortized to interest expense as of March 31, 2024. As of March 31,2024, $16,031 remained unamortized.

On April 1, 2024, the Company issued three unsecured original issue discount promissory notes in the aggregate principal amount of $430,500 (the “April 2024 OID Notes”), including the $343,500 in notes pertaining to March. The Company received proceeds in the aggregate amount of $410,000 in connection with the issuance of the April 2024 OID Notes. No interest shall accrue on the April 2024 OID Notes prior to an event of default and after event of default, interest shall accrue at the rate of 18% per annum. The April 2024 OID Notes provided that the principal and all unpaid interest owed under each April 2024 OID Note shall be due and payable on the earlier of (i) October 1, 2024, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering.

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
At the first closing of the 2023 Bridge Offering, which took place on March 24, 2023, the Company issued $650,000 of Investor Bridge Notes and issued Investor Bridge Warrants to purchase 650,000 shares of common stock with an exercise price of $1.00 per share. In connection with the first closing of the 2023 Bridge Offering, the Company paid Boustead Securities, LLC (“Boustead”), its placement agent in such 2023 Bridge Offering, $52,000 in cash and  issued the placement agent 5-year warrants to purchase 45,500 shares of common stock (the “Boustead Bridge Warrants”), at an exercise price of $1.00 per share and are exercisable immediately. The Boustead Bridge Warrants are considered as compensation to Boustead pursuant to the rules of FINRA and will not be exercisable until 180 days following the date of commencement of sales of the Company’s common stock pursuant to its initial public offering. Following the first closing of the 2023 Bridge Offering, the Company received net proceeds of $589,705 after deducting fees.
At the second closing of the 2023 Bridge Offering, which took place on April 14, 2023, the Company issued $100,000 of Investor Bridge Notes and issued Investor Bridge Warrants to purchase 100,000 shares of common stock with an exercise price of $1.00  per share. In connection with the second closing of the 2023 Bridge Offering, the Company paid Boustead $8,000 in cash and issued the placement agent 5-year warrants to purchase 7,000 shares of common stock at an exercise price of $1.00 per share and are exercisable immediately. Following the second closing of the 2023 Bridge Offering, the Company received net proceeds of $91,455 after deducting fees.
For the three months ended March 31, 2024 and 2023, interest expense on the 2023 Bridge Offering was $11,219 and $748, respectively.
As of March 31, 2024 and December 31, 2023, there was $45,641 and $34,422, respectively, in interest payable pertaining to these loans.
In connection with the Investor Bridge Notes, the Company recognized a debt discount of $657,206, consisting of the relative fair value of the warrants issued of $588,366 (see Note 8) and issuance costs of $68,840. The fair value of the warrants was as calculated by assumptions used in the Black-Scholes model (Note 9).The debt discount will be amortized to interest expense over the life of the loan. During the three months ended March 31, 2024, $81,926 was amortized to interest expense.  As of March 31, 2024 $333,563 remained unamortized.
Convertible Notes

As of both March 31, 2024 and December 31, 2023, the Company had total convertible promissory notes outstanding of $1,340,135.  In April 2024, the maturity date on all notes was extended to June 30, 2024.
Interest expense was $20,372 and $16,448 for the three months ended March 31, 2024 and 2023, respectively.  As of March 31, 2024 and December 31, 2023, interest payable on the convertible notes was $126,320 and $105,948, respectively.
Accounts Payable, Related Party
The Company received advances for purchases which were charged on credit cards owned by the previous Managing Member of Pish Posh Baby.  As of March 31, 2024 and December 31, 2023, there were net advances of $346,347 and $353,719, outstanding, respectively, which are reflected as accounts payable – related party on the balance sheets.
Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:
	Three Months Ended
	March 31,
	2024	2023
Net cash used in operating activities	$(1,112,759)	$(417,774)
Net cash provided by financing activities	774,252	658,510
Net change in cash and cash equivalents	$(338,507)	$240,736

Cash Used in Operating Activities

Cash flows used in operating activities were $1.1 million for the three months ended March 31, 2024 as compared to $0.4 million for the three months ended March 31, 2023. Cash used during the three months ended March 31, 2024 was primarily driven by our net loss of $1.3 million, partially offset by non-cash charges of $0.1 million and increases in operating assets and liabilities of $0.04 million.
Changes in operating assets and liabilities included a decrease of $0.3 million in inventory and decrease of accounts payable $0.3 million.

Cash flows used in operating activities for the three months ended March 31, 2023 were primarily driven by our net loss of $0.8 million and cash used in operating assets and liabilities of $0.4 million, partially offset by non-cash charges of $0.01 million. Changes in operating assets and liabilities included a decrease of $0.5 million in inventory and deferred offering costs of $0.3 million, partially offset by an increase of $0.8 million in accounts payable and accounts payable, related party.

Cash Provided by Financing Activities

We received note proceeds of $0.6 million and loan proceeds of $1.0 million in the three months ended March 31, 2024 and made loan repayments of $0.8 million.
We received note proceeds of $1.1 million in the three months ended March 31, 2023 and made loan repayments of $0.5 million. We also received $0.5 million in related party loans which were fully repaid in 2023.

Going Concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements were issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have often not generated profits since inception, has sustained net losses of $1,269,591 and $798,093 for the three months ended March 31, 2024 and 2023, respectively, and has negative cash flows from operations for the years then ended.  These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern for the next 12 months from the date the financial statements were available to be issued is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or to obtain additional capital financing.  Through the date the financial statements were available to be issued, we has been primarily financed through the issuance of loans and proceeds from the sale of preferred and common stock.  In the event that we cannot generate sufficient revenue to sustain its operations, we will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If we is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to we, we would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. No assurance can be given that we will be successful in these efforts.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

I
TEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

I
TEM 4. CONTROLS AND PROCEDURES

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, and as a result of the remediation of previously identified material weaknesses, as described below, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of March 31, 2024, the Company’s internal control over financial reporting was not effective.

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

2.   Lack  of documentation of internal control policies over IT systems and third party websites.   The Company utilizes related parties’ credit cards to pay for inventory and other expenses of the Company. These credit cards are used by the Company and by the related parties and thus the credit card charges are co-mingled and susceptible to errors in accounting for Company activity. The Company should avoid utilizing related parties’ credit cards; however, if this type of financing is still required, Management needs to implement internal controls to ensure all Company related credit card charges are properly identified and recorded;  and

3.   Ineffective information technology (IT) general computing controls including lack of risk and design assessments such as IT security policies and procedures, user access, review and assessment of IT controls within third party contracts.
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

P
ART II. OTHER INFORMATION

I
TEM 1. LEGAL PROCEEDINGS

None.

I
TEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should consider carefully the risks described in our prospectus filed on March 7, 2023 and Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC on March 28, 2024, together with the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and in our other filings with the Securities and Exchange Commission. If any of the risks occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

I
TEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In February 2024, the Company received $300,000 in short-term promissory notes.  The notes bear interest at 10% per annum and mature on May 31, 2024.

I
TEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

I
TEM 4. MINE SAFETY DISCLOSURE

Not applicable.

I
TEM 5. OTHER INFORMATION

Not applicable.

I
TEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated February 24, 2022, by and between PishPosh, Inc. and Pish Posh Baby LLC.	S-1	333-267982	2.1	10/21/2022
3.1	Second Amended and Restated Certificate of Incorporation of PishPosh, Inc., dated October 20, 2022.	S-1	333-267982	3.1	10/21/2022
3.2	Certificate of Merger of Pish Posh Baby LLC into PishPosh, Inc., dated February 24, 2022 and filed on February 25, 2022.	S-1	333-267982	3.3	10/21/2022
3.3	Bylaws of PishPosh, Inc.	S-1	333-267982	3.4	10/21/2022
10.1*	Note, dated February 1,2024, issued by PishPosh, Inc. in favor of Moishe (Michael) Hartstein in the principal amount of $250,000.
10.2*	Note, dated February 1, 2024,issued by PishPosh, Inc. in favor of Alpha Capital Anstalt in the principal amount of $50,000.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‐14(a) and 15d‐14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‐Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‐14(a) and 15d‐14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes‐Oxley Act of 2002.
32.1*#	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‐Oxley Act of 2002
101*	Interactive Data Files.
104*	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

*	Filed herewith.
#
This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

S
IGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PishPosh, Inc.

May 15, 2024	By:	/s/ Chaim (Charlie) Birnbaum
Charlie Birnbaum
Chief Executive Officer
(Principal Executive Officer)

May 15, 2024	By:	/s/ Eric Sherb
Eric Sherb
Chief Financial Officer
(Principal Financial and Accounting Officer)

