Form 10-Q
period 2024-06-30
PishPosh, Inc.
filed 2024-08-14
CIK 1611282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2024, the Company had 5,467,307 shares of common stock, $0.000001 par value, issued and outstanding.

PishPosh, Inc.

FORM 10-Q

i

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including, without limitation:

●	the impact of COVID-19 on the U.S. and global economies, our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations;

●	the impact of damage to or interruption of our information technology systems due to cyber-attacks or other circumstances beyond our control;

●	our ability to successfully implement our growth strategy;

●	failure to achieve growth or manage anticipated growth;

●	our ability to achieve or maintain profitability;

●	our ability to continue as a going concern;

●	the loss of key members of our senior management team;

●	our ability to generate sufficient cash flow to run our operations, service our debt and make necessary capital expenditures;

ii

●	our ability to establish and maintain effective internal control over financial reporting;

●	our limited operating history;

●	our ability to successfully integrate Pish Posh Baby’s businesses and realize anticipated benefits with this acquisition and with other acquisitions or investments we may make;

●	our dependence on our subsidiaries for payments, advances and transfers of funds due to our holding company status;

●	our ability to successfully develop additional products and services or successfully commercialize such products and services;

●	competition in our market;

●	our ability to attract new and retain existing customers;

●	our exposure to product liability claims;

●	interruption in our sourcing operations;

●	our or our third-party contract manufacturers and suppliers’ ability to comply with legal and regulatory requirements;

●	our brand reputation;

●	compliance with data privacy rules;

●	our compliance with applicable regulations issued by the U.S. Federal Trade Commission (“FTC”) and other federal, state and local regulatory authorities;

●	risk of our products being recalled for a variety of reasons, including product defects, packaging safety and inadequate or inaccurate labeling disclosure; and

●	other factors discussed under the headings “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PISHPOSH, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2024	2023
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$265,953	$368,242
Accounts receivable	45,293	81,277
Inventory, net	2,301,704	2,803,263
Prepaid expenses and other current assets	244,756	101,802
Deferred offering costs	1,981,683	1,708,147
Total current assets	4,839,389	5,062,731
Intangible assets, net	18,269	36,537
Deposits	10,155	10,155
Right of use asset	21,272	57,128
Total assets	$4,889,085	$5,166,551

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,565,304	$3,863,514
Accounts payable, related party	72,785	103,719
Accrued expenses and other current liabilities	917,195	761,022
Loan payable, net of debt discount - current	1,078,637	654,287
Note payable, net of debt discount	2,524,371	2,273,011
Convertible note payable, net of debt discount	421,392	240,135
Convertible note payable, related party	1,100,000	1,100,000
Right of use liability, current portion	21,859	58,741
Total current liabilities	9,701,543	9,054,429
Loan payable	986,745	-
Total liabilities	$10,688,288	$9,054,429

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, $0.000001 par value, 10,000,000 shares authorized, 1,752 shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock, $0.000001 par value, 100,000,000 shares authorized, 5,467,307 and 4,939,345 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	15,906,094	13,130,058
Accumulated deficit	(21,705,302)	(17,017,941)
Total stockholders’ deficit	(5,799,203)	(3,887,878)
Total liabilities and stockholders’ deficit	$4,889,085	$5,166,551

See the accompanying notes to the unaudited condensed financial statements.

PISHPOSH, INC.

CONDENSED STATEMENTS OF COMPREHENVIE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenues	$2,781,923	$4,431,702	5,764,464	$9,007,593
Cost of net revenues	1,885,472	3,001,251	3,972,660	6,030,763
Gross profit	896,451	1,430,451	1,791,804	2,976,830

Operating expenses:
General and administrative	794,968	6,395,635	1,690,712	7,281,270
Research and development	-	30,000	-	60,000
Sales and marketing	879,117	1,236,998	1,933,550	2,547,363
Total operating expenses	1,674,085	7,662,633	3,624,262	9,888,633

Loss from operations	(777,634)	(6,232,182)	(1,832,458)	(6,911,803)

Other expense:
Interest expense	(567,671)	(160,468)	(782,438)	(278,940)
Cost of equity line of credit	(2,072,465)	-	(2,072,465)	-
Loss on extinguishment of debt	-	(1,693,850)	-	(1,693,850)
Total other expense	(2,640,136)	(1,854,318)	(2,854,903)	(1,972,790)

Provision for income taxes	-	-	-	-
Net loss	$(3,417,770)	$(8,086,500)	$(4,687,361)	$(8,884,593)

Weighted average common shares outstanding - basic and diluted	5,215,058	4,939,345	5,077,202	4,939,345
Net loss per common share - basic and diluted	$(0.66)	$(1.64)	$(0.92)	$(1.80)

See the accompanying notes to the unaudited condensed financial statements.

PISHPOSH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2022	1,752	$-	4,939,345	$5	$5,239,194	$(6,584,666)	$(1,345,467)
Warrants issued in connection with notes	-	-	-	-	509,909	-	509,909
Net loss	-	-	-	-	-	(798,093)	(798,093)
Balances at March 31, 2023	1,752	$-	4,939,345	$5	$5,749,103	$(7,382,759)	$(1,633,651)
Warrants issued in connection with notes					78,458		78,458
Warrants issued in connection with extinguishment of debt					1,685,166		1,685,166
Warrants issued for services					5,617,331		5,617,331
Net loss						(8,086,500)	(8,086,500)
Balances at June 30, 2023	1,752	$-	4,939,345	$5	13,130,058	$(15,469,259)	$(2,339,196)

Balances at December 31, 2023	1,752	$-	4,939,345	$5	$13,130,058	$(17,017,941)	$(3,887,878)
Net loss	-	-	-	-	-	(1,269,591)	(1,269,591)
Balances at March 31, 2024	1,752	$-	4,939,345	$5	$13,130,058	$(18,287,532)	$(5,157,469)
Warrants issued in connection with notes	-	-	-	-	424,984	-	424,984
Warrants issued as equity line of credit commitment	-	-	-	-	2,072,465	-	2,072,465
Conversion of convertible note and accrued interest into common stock	-	-	278,587	-	278,587	-	278,587
Exercise of warrant	-	-	249,375	-	-	-	-
Net loss	-	-	-	-	-	(3,417,770)	(3,417,770)
Balances at June 30, 2024	1,752	$-	5,467,307	$5	$15,906,094	$(21,705,302)	$(5,799,203)

See the accompanying notes to the unaudited condensed financial statements.

PISHPOSH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,687,361)	$(8,884,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,268	20,991
Warrants issued for services	-	5,617,331
Non cash interest expense	48,000	-
Warrants issued as equity line of credit commitment	2,072,465	-
Amortization of debt discount	387,736	94,881
Loss on extinguishment of debt	-	1,693,850
Change in inventory allowance	(33,837)	(31,582)
Amortization of right of use asset	35,856	28,261
Changes in operating assets and liabilities:
Accounts receivable	35,984	(13,100)
Inventory	535,396	681,626
Prepaid expenses and other current assets	(142,954)	154,617
Deferred offering costs	(273,536)	(336,060)
Accounts payable	(298,210)	588,384
Accounts payable, related party	(30,934)	(68,415)
Accrued expenses and other current liabilities	194,625	(44,036)
Lease liability	(36,882)	(28,170)
Net cash used in operating activities	(2,175,384)	(526,015)
Cash flows from financing activities:
Proceeds from loan payable	2,902,564	-
Repayments of loan payable	(1,539,469)	(978,186)
Proceeds from notes payable, net of issuance costs	300,000	1,431,160
Proceeds from convertible notes payable	410,000	-
Proceeds from loan payable, related party	-	665,000
Repayments of loan payable, related party	-	(515,000)
Net cash provided by financing activities	2,073,095	602,974
Net change in cash and cash equivalents	(102,289)	76,959
Cash and cash equivalents at beginning of period	368,242	218,605
Cash and cash equivalents at end of period	$265,953	$295,564

Supplemental disclosure of cash flow information:
Cash paid for interest	$261,670	$124,432

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with new notes	$424,984	$588,367
Conversion of convertible note and accrued interest into common stock	$278,587	$-

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has often not generated profits since inception, has sustained net losses of $4,687,361 and $8,884,593 for the six months ended June 30, 2024 and 2023, respectively, and has negative cash flows from operations for the six months then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next 12 months from the date of this Quarterly Report on Form 10-Q is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or to obtain additional debt or equity financing. Through the date of this Quarterly Report on Form 10-Q, the Company has been primarily financed through the issuance of loans and proceeds from the sale of preferred and common stock. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is seeking to raise capital via an equity offering and filed an amended Form S-1 on July 11, 2024. In the event the Company does not complete an offering, the Company expects to seek additional funding through private equity or debt financings. The Company may not be able to obtain financing on acceptable terms, or at all.

PISHPOSH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2024 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.

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

PISHPOSH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At June 30, 2024 and December 31, 2023 all of the Company’s cash and cash equivalents were held at one accredited financial institution.

Concentrations

The Company is dependent on third-party vendors for its inventory purchases. During the six months ended June 30, 2024 and 2023, three vendors accounted for 49% and 44% of total purchases, respectively. The loss of these vendors may have a negative short-term impact on the Company’s operations; however, the Company believes there are acceptable substitute vendors that can be utilized longer-term.

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

Fair Value Measurements

Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.

●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

●	Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

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

Accounts Receivable

Accounts receivable are derived from outstanding payments owed to the Company from e-commerce partners and are stated at their net realizable value. Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company uses a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, and the creditworthiness of counterparties. Management believes that the composition of receivables at year-end is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. As of June 30, 2024 and December 31, 2023, the Company determined that no allowance for credit losses was necessary.

PISHPOSH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Inventory

Inventories consist of finished goods and products in transit from the Company’s suppliers. Finished goods inventory includes amounts primarily held at the Company’s warehouse location and at Amazon. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight and duties. Inventory is recorded at the lower of cost or net realizable value using the first-in-first-out (FIFO) method. If the Company determines that the estimated net realizable value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those projected by the Company, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made. As of June 30, 2024 and December 31, 2023, there was a reserve for obsolescence of $667,844 and $634,007, respectively.

Deposits for future inventory purchases are included in prepaid expenses and other current assets. As of June 30, 2024 and December 31, 2023, prepaid expenses and other current assets included $227,626 and $101,802 respectively, in inventory deposits.

As of June 30, 2024 and December 31, 2023, the Company had $45,944 and $36,966, respectively, in inventory in transit.

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

Revenue Recognition

In accordance with FASB ASC 606, Revenue from Contracts with Customers¸ the Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when or as the performance obligations are satisfied.

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

PISHPOSH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company derives its revenue primarily from e-commerce transactions. For e-commerce transactions, revenue is recognized at the time the product is shipped to the customer, which is the point in time when control is transferred. The Company generates a small percentage of sales in its showroom, which revenue is recognized at the time the product is sold in store to the customer. There was no breakage income recognized for unredeemed gift cards for the six months ended June 30, 2024 or 2023.

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

Total shipping and handling billed to customers as a component of net revenues was $2,523 and $6,809 for the three months ended June 30, 2024 and 2023 respectively. During the six months ended June 30, 2024 and 2023 the same was $5,179 and $12,824 respectively.

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

The Company also includes outbound freight associated with shipping goods to customers as a component of sales and marketing expenses. During the three months ended June 30, 2024 and 2023, shipping and handling costs were $264,356 and $332,094 respectively. During the six months ended June 30, 2024 and 2023, shipping and handling costs were $572,146 and $738,791 respectively.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits costs, professional services and information technology. General and administrative expenses also include payment processing fees, website costs and warehousing fees.

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were $446,466 and $472,818 for the three months ended June 30, 2024 and 2023, respectively. Advertising costs were $859,315 and $837,768 for the six months ended June 30, 2024 and 2023, respectively.

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

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of June 30, 2024 and December 31, 2023, the Company had capitalized $1,981,683 and $1,708,147 in deferred offering costs, respectively. Deferred offering costs includes professional fees incurred including legal, accounting, underwriting and advisory in connection with the Company’s anticipated equity offering.

As of June 30, 2024, management assessed the recoverability of the capitalized deferred offering costs  of the $1,981,683 in deferred offering costs, of which $1,708,147 pertain to costs incurred from 2021 through 2023 when the Company initiated its public offering efforts. These costs include legal fees and accounting fees related to the Company’s previous audits. Management believes that these costs should not be impaired as of June 30, 2024 as they still provide economic benefits for the Company’s potential public offering. All initial offering costs incurred have enabled the Company to achieve and maintain SEC effectiveness, which is a key component of the Company’s ability to undergo a successful initial public offering. The Company filed an amended Form S-1 on July 11, 2024. Management will continue to monitor any further delay or abandonment of the contemplated public offering. If any further delays are expected, the Company may have to impair a substantial portion, or all, of its deferred offering costs.

PISHPOSH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Accounting for Preferred Stock

ASC 480, Distinguishing Liabilities from Equity, includes standards for how an issuer of equity (including equity shares issued by consolidated entities) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity.

Management is required to determine the presentation for the preferred stock as a result of the redemption and conversion provisions, among other provisions in the agreement. Specifically, management is required to determine whether the embedded conversion feature in the preferred stock is clearly and closely related to the host instrument, and whether the bifurcation of the conversion feature is required and whether the conversion feature should be accounted for as a derivative instrument. If the host instrument and conversion feature are determined to be clearly and closely related (both more akin to equity), derivative liability accounting under ASC 815, Derivatives and Hedging, is not required. Management determined that the host contract of the preferred stock is more akin to equity, and accordingly, liability accounting is not required by the Company. The Company has presented preferred stock within stockholders’ deficit.

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of June 30, 2024 and 2023, diluted net loss per share is the same as basic net loss per share. Potentially dilutive items outstanding as of June 30, 2024 and 2023 are as follows:

	June 30,
	2024	2023
Convertible note payable	430,500	240,135
Convertible note payable, related party (1)	292,314	304,126
Preferred stock (convertible to common stock)	1,752,371	1,752,371
Common stock warrants	14,282,009	6,032,008
Total potentially dilutive securities	16,757,194	8,328,640

(1)	The potentially dilutive shares from the $1,100,000 convertible note, related party, and accrued interest of $113,103 was estimated using a conversion price of $4.15, which is 100% of the anticipated initial public offering price of $4.15 per share. In 2023, the potentially dilutive shares from the $950,000 note was estimated using a conversion price of $5.50, which was 110% of the anticipated initial public offering price of $5.00 as of June 30, 2023.

Leases

In accordance with FASB ASC 842, Leases, upon lease commencement the Company recognizes a right-of-use asset and a corresponding lease liability measured at the present value of the fixed future minimum lease payments. The Company calculates operating lease liabilities with a risk-free discount rate, using a comparable period with the lease term. Lease and non-lease components are combined for all leases. Lease payments for leases with a term of 12 months or less are expensed on a straight-line basis over the term of the lease with no lease asset or liability recognized.

PISHPOSH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recently Issued and Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 4: INTANGIBLE ASSETS, NET

Intangible assets, net consists of the following:

	June 30,	December 31,
	2024	2023
Website development costs	$127,750	$127,750
Less: Accumulated amortization	(109,481)	(91,213)
Intangible assets, net	$18,269	$36,537

Amortization expense was $9,133 and $9,134 for the three months ended June 30, 2024 and 2023 and $18,268 and $18,269 for the six months ended June 30, 2024 and 2023.

NOTE 5: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2024	2023
Accrued personnel and other expenses	$326,376	$170,308
Accrued sales return	57,519
Gift card liability	202,453	202,453
Allowance for sales returns	-	108,279
Interest	227,139	176,245
Security deposit payable	3,708	3,708
Advances from third parties	100,000	100,000
Accrued expenses and other current liabilities	$917,195	$761,022

NOTE 6: LOANS AND NOTES PAYABLE

Merchant Advances

During 2024 and 2023, the Company entered into several short-term merchant loans with American Express, Amazon and Shopify.  The loans mature in six to nine months and bear interest ranging from 8% to 13%.  The loans require monthly principal and interest payments.  During the six months ended June 30, 2024 and 2023, the Company received merchant advances totaling $908,200 and $200,000, respectively, and made repayments totaling $1,399,488 and $978,186, respectively. As of June 30, 2024 and December 31, 2023, the Company had $205,364 and $654,287 respectively in outstanding principal pertaining to these merchant loans. Interest expense for the loans totaled for the three months ended June 30, 2024 and 2023 $3,873 and $33,505 respectively. Interest expense for the loans totaled $59,160 and $85,551 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, there was $0 and $3,598 respectively, in interest payable pertaining to these loans.

Related Party

During 2023, the Company received loan proceeds of 515,000 from a related party. The loan was unsecured, non-interest bearing and due on demand. As of March 31, 2023, the Company fully repaid the loan.

PISHPOSH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Loan Agreements with Altbanq Lending LLC

On April 1, 2024, the Company and Altbanq Lending LLC (“Altbanq”) entered into a Business Loan and Security Agreement (the “April 2024 Loan Agreement”), pursuant to which the Company agreed to borrow an aggregate of $1,600,000, which such loan amount may be made in multiple disbursements, and on May 21, 2024, the company and Altbanq entered in to a Business Loan and Security Agreement (the “May 2024 Loan Agreement” and together with the April 2024 Loan Agreement, the “Loan Agreements”), pursuant to which the Company agreed to borrow an aggregate of $400,000, which such loan may be made in multiple disbursements, each at an interest rate of 22.5% per annum, which such interest rate shall increase to 24% per annum on the entire outstanding balance upon the occurrence of an Event of Default (as defined below), less certain fees and expenses payable by the Company in connection with the Altbanq loan agreements, including origination fees of $40,000 in the aggregate and legal fees of $8,000 in the aggregate. The loan fees were expensed immediately and were not recorded as a debt discount and amortized over the term of the loans, since the loan fees were deemed immaterial to the financial statements. Pursuant to the April 2024 Loan Agreement, the Companyhas agreed to make repayments of $22,308 per week in 104 installments for an aggregate total repayment amount of $2,320,000 (comprised of $1,600,000 in principal amount and $720,000 in interest charge), and pursuant to the May 2024 Loan Agreement, the company have agreed to make repayments of $5,577 per week in 104 installments for an aggregate total repayment amount of $580,000 (comprised of $400,000 in principal amount and $180,000 in interest charge). The Company received an aggregate of $1,952,000 in proceeds pursuant to the Altbanq loans in April and May 2024. For the three and six months ended June 30, 2024, the Company recognized interest expense of $155,599.

Notes Payable, Net of Debt Discount

Promissory Notes

As of June 30, 2024 and December 31, 2023, the Company had $1,025,000 outstanding pertaining to a promissory note received in 2021. In April 2024, the Company extended the maturity date to June 1, 2024, which was then further extended to September 30, 2024. Interest expense for three and six months ended June 30, 2024 and 2023 was $0.

In February 2024, the Company received $300,000 in short-term promissory notes. The notes bear interest at 10% per annum and mature on May 31, 2024, which was extended to September 30, 2024. Interest expense for the three and six months ended June 30, 2024 was $7,480 and $14,960, respectively, all of which was accrued and unpaid.

OID Notes

On January 25, 2023, the Company issued three unsecured original issue discount promissory notes in the aggregate principal amount of $577,500, respectively (the “OID Notes”). The Company received proceeds in the aggregate amount of $550,000 in connection with the issuance of the OID Notes. No interest shall accrue on the OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The OID Notes provided that the principal and all unpaid interest owed under each OID Note shall be due and payable on the earlier of (i) April 30, 2023, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering. In connection with the OID Notes, the Company recognized a debt discount of $27,500. For the three months ended June 30, 2024 and 2023, the Company recognized interest expense associated with the amortization of debt discount of $0.and $8,684. For the six months ended June 30, 2024 and 2023, interest expenses associated with amortization of debt discount of $0 and $27,500 respectively. As of June 30, 2024, unamortized debt discount was $0. In April 2024, the Company entered into Promissory Note Extension Agreements with the noteholders pursuant to which each such holder agreed to extend the maturity date of the OID Notes to June 1, 2024. As of the date of these financial statements, the amended maturity date of the OID Notes was September 30, 2024.

For the three months ended June 30, 2024 and 2023, interest expense on the OID Notes was $8,639 and $8,639, respectively. For the six months ended June 30, 2024 and 2023, interest expenses on the OID Notes was $17,278 and $14,810 respectively, all of which was accrued and unpaid. As of June 30, 2024 and December 31, 2023, there was $49,554 and $32,277, respectively, in interest payable pertaining to these loans.

On August 31, 2023, the Company issued two unsecured original issue discount promissory notes in the aggregate principal amount of $336,000, respectively (the “August OID Notes”). The Company received proceeds in the aggregate amount of $320,000 in connection with the issuance of the August OID Notes. The Company recognized a debt discount of $16,000, all of which was amortized to interest expense in 2023. No interest shall accrue on the OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The principal and all unpaid interest owed under each August  OID Note shall be due and payable on the earlier of (i) November 1, 2023, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering. As of the date of these financial statements, the amended maturity date of the August OID Notes was September, 2024.

On February 1, 2024, the Company issued the 2024 Inventory Financing Notes to Moishe (Michael) Hartstein and Alpha Capital Anstalt in the principal amounts of $250,000 and $50,000, respectively, the proceeds of which shall be used solely for the purpose of purchasing inventory for sale in 2024 (the “2024 Inventory Financing Notes”). The 2024 Inventory Financing Notes bear interest at an annual rate of 10% per annum and were initially due and payable on May 31, 2024. On June 3, 2023, the maturity date of the 2024 Inventory Financing Notes was extended to September 30, 2024, pursuant to those certain Promissory Note Extension Agreements, between the Company and each of Moishe (Michael) Hartstein and Alpha Capital Anstalt. For the three and six months ended June 30, 2024 interest expense on these notes was $7,479 and $14,959 respectively.

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

During the six months ended June 30, 2024 and 2023 interest expense on the 2023 Bridge Offering was $22,438 and $11,737 respectively. As of June 30, 2024 and December 31, 2023, there was $56,860 and $34,422, respectively, in interest payable pertaining to these loans.

In connection with the Investor Bridge Notes, the Company recognized a debt discount of $657,206, consisting of the relative fair value of the warrants issued of $588,366 and issuance costs of $68,840. The fair value of the warrants was as calculated by assumptions used in the Black-Scholes model (Note 9) .The debt discount will be amortized to interest expense over the life of the loan. For the three months ended June 30, 2024 and 2023, $81,926 and $71,378 was amortized to interest expense, respectively. For the six months ended June 30, 2024 and 2023, $163,852 and $76,065 was amortized to interest expense, respectively. As of June 30, 2024  and  December 31, 2023, $251,637 and $574,201, respectively, remained unamortized.

Notes payable, net of debt discount, consisted of the following:

	June 30,	December 31,
	2024	2023
Principal:
Promissory note	$1,325,000	$1,025,000
OID Notes	913,500	913,500
Investor Bridge Notes	750,000	750,000
	2,988,500	2,688,500
Less: Unamortized debt discount	(464,129)	(415,489)
Notes payable, net of debt discount	$2,524,371	$2,273,011

NOTE 7: CONVERTIBLE NOTES

On May 14, 2024, the Company entered into an Amendment and Notice of Conversion of Note with Palladium, pursuant to which that certain Secured Convertible Note, dated March 1, 2022 (the “2022 Palladium Note”), issued to Palladium in connection with the Subsequent Closing in the principal amount of $240,135, was amended to allow for immediate conversion of the 2022 Palladium Note and which, simultaneously, converted the 2022 Palladium Note in full in exchange for 278,587 shares of common stock, representing the conversion of the principal amount of $240,135, plus accrued and unpaid interest of $38,452.

PISHPOSH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On March 2024, the Company issued two unsecured original issue discount promissory notes in the aggregate principal amount of $343,500, respectively (the “March 2024 OID Notes”). The Company received proceeds in the aggregate amount of $325,000 in connection with the issuance of the March 2024 OID Notes. No interest shall accrue on the OID Notes prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The March OID Notes mature on October 1, 2024. In connection with the March OID Notes, the Company recognized a debt discount of $18,500, of which $7,928, was amortized to interest expense for the three months ended June 30, 2024 and $10,397 for the six months ended June 30, 2024. As of June 30,2024, $8,103 remained unamortized. The March 2024 OID Notes including interest accrued thereon shall be convertible, in whole or in part, into shared of Common Stock at the option of the Holder at a price of $1.00, at any time. Pursuant to the term of the note, holder shall not exceeds its beneficial ownership limitation to 9.99% upon conversion into shares.

On April 2024, the Company issued two unsecured original issue discount promissory notes in the aggregate principal amount of $87,000, respectively (the “April 2024 OID Notes”). The Company received proceeds in the aggregate amount of $85,000 in connection with the issuance of the April 2024 OID Notes. No interest shall accrue on the OID Notes prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The April OID Notes mature on October 1, 2024. In connection with the April OID Notes, the Company recognized a debt discount of $2,000, of which $995, was amortized to interest expense as of June 30, 2024. As of June 30, 2024, $1,005 remained unamortized. The April 2024 OID Notes including interest accrued thereon shall be convertible, in whole or in part, into shared of Common Stock at the option of the Holder at a price of $1.00, at any time. Pursuant to the term of the note, holder shall not exceeds its beneficial ownership limitation to 9.99% upon conversion into shares.

The March and April 2024 OID Notes are convertible into share of the Company’s stock at any time at a conversion price of $1.00 per share.

In connection with the March and April 2024 OID Notes, the Company granted 8,000,001 warrants to purchase common stock. The Company recognized a debt discount of $424,983 consisting of the relative fair value of the warrants (see Note 9). The fair value of the warrants was calculated by assumptions used in the Black-Scholes model (Note 9) .The debt discount will be amortized to interest expense over the life of the loans. For the three months ended June 30, 2024, $212,491 was amortized to interest expense. As of June 30, 2024, $212,491 remained unamortized.

As of June 30, 2024 and December 31, 2023, the Company had total convertible promissory notes outstanding of $1,521,392 and 1,340,135 respectively.

Interest expense was $38,270 and $33,081 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, interest payable on the convertible notes was $115,419 and $105,948, respectively.

NOTE 8: STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Amended Certificate of Incorporation authorizes the Board to establish and to issue from time to time one or more series of preferred stock, par value $0.000001 per share, covering up to an aggregate of 10,000,000 shares of preferred stock. Each series of preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. As of June 30, 2024 and December 31, 2023, 20,000 shares of preferred stock are designated as Series A preferred stock.

Common Stock

The Company’s Amended Certificate of Incorporation authorizes 100,000,000 shares of common stock, par value $0.000001 per share.

On May 14, 2024, 250,000 warrants were exercised for 249,375 shares of common stock issued upon the cashless exercise of Warrant 2023-1 by Dov Kurlander at an exercise price of $0.01 per share (the “Palladium Warrant 2023-1”).

As of June 30, 2024 and December 31, 2023, there were 1,752.37 shares of preferred stock issued and outstanding. As of June 30, 2024 and December 31, 2023, there were 5,467,307 and 4,939,345 shares of common stock issued and outstanding.

2022 Equity Incentive Plan

The board and stockholders adopted the 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”) on September 1, 2022 and October 19, 2022, respectively. The 2022 Equity Incentive Plan governs equity awards to employees, directors, officers, consultants, and other eligible participants. Under the 2022 Equity Incentive Plan there are 350,000 shares of common stock reserved for issuance. The types of awards permitted under the 2022 Equity Incentive Plan include nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify. As of June 30, 2024 and December 31, 2023, the Company has not granted any awards under the 2022 Equity Incentive Plan.

PISHPOSH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9: WARRANTS

The following is a summary of warrant activity for the six months ended June 30, 2024:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2023	6,032,008	$0.68	$18,518,522
Issued in connection with new notes	8,000,001	$0.01
Issued as equity line of credit commitment	500,000	$0.01
Exercised	(250,000)	$0.01
Outstanding as of June 30, 2024	14,282,009	$0.29	$55,128,555

Exercisable as of December 31, 2023	840,183	$1.00	$2,307,489
Exercisable as of June 30, 2024	840,183	$1.00	$2,307,489

The aggregate intrinsic value is being updated as the difference between weighted average exercise price of the underlying awards and the latest initial public offering price of common stock, which was $4.15 and $3.75 per share as of June 30, 2024 and December 31, 2023, respectively.

In connection with the May and April 2024 OID Notes (See Note 6), the Company granted warrants to purchase 8,000,001 shares of common stock, with an exercise price of $0.01 per share (the “April 2024 Warrants”). The April 2024 Warrants are exercisable at any time after the date that the Company’s shares of common stock have been approved for and are listed for trading on certain trading markets, and at any time up to the date that is five years after their original issuance. The relative fair value of the warrants was $424,983, which was calculated using the Black-Scholes option model. The relative fair value was included as debt discount and will be amortized to interest expense over the life of the April OID Notes. (See Note 6).

On April 1, 2024, the Company granted 500,000 warrants to purchase common stock to Alpha Capital as a commitment to the Company’s contemplated equity line of credit. The warrants have an exercise price of $0.01 per share and are exercisable at any time on or after the date that the Company’s common shares have been approved for and are listed for trading on a Trading Market (the “Initial Exercise Date”) until the close of business on the five (5) year anniversary of the Initial Exercise Date (the “Termination Date”). The fair value of the warrants was $2,072,465, which was calculated using the Black-Scholes option model. As the Company abandoned its equity line of credit in the second quarter of 2024, the entire amount was recognized as other expense in the statements of comprehensive loss.

The following table presents, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of warrants granted during the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023

Risk-free interest rate	4.34%	3.68%
Expected term (in years)	5.00	4.18
Expected volatility	155.5%	161.0%
Expected dividend yield	0%	0%
Estimated fair value of common stock	$4.15	$3.75

The estimated fair value of common stock was based on the anticipated price of the Company’s common stock in its planned equity offering.

NOTE 10: RELATED PARTY TRANSACATIONS

The Company received advances for purchases which were charged on credit cards owned by the previous Managing Member of Pish Posh Baby. As of June 30, 2024 and December 31, 2023, there were net advances of $322,783 and $353,719, outstanding, respectively, which are reflected as accounts payable – related party on the balance sheets.

Refer to Note 6 for detail on related party loans.

PISHPOSH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11: INCOME TAXES

There is no income tax benefit for the losses for the three and six months ended June 30, 2024 and 2023 because the Company has determined that the realization of the net deferred tax asset is not assured.

There was no change in unrecognized tax benefits during the period ended June 30, 2024 and there was no accrual for uncertain tax positions as of June 30, 2024.

Tax years from 2020 through 2023 remain subject to examination by U.S. federal and state jurisdictions.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company’s leases consist solely of retail showroom and office space in Lakewood, New Jersey which matures in October 2024.

The components of the Company’s lease costs, which are included in general and administrative expenses on the accompanying statement of comprehensive loss for the three and six months ended June 30, 2024 and 2023, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost	$11,819	$16,985	$24,454	$30,175
Sublease income	(9,909)	(5,487)	(18,852)	(14,469)
Total lease cost	$1,910	$11,498	$5,602	$15,706

Additional information related to the Company’s lease for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating cash flows from operating lease	$11,819	$16,985	$24,454	$30,175
Remaining lease term - operting lease	0.3 years	1.3 years	0.3 years	1.3 years
Discount rate - operating lease	8.0%	8.0%	8.0%	8.0%

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

NOTE 13: SUBSEQUENT EVENTS

Through the issuance date, the Company has received proceeds pursuant to short-term notes totaling $460,000, and made repayments of $250,000. The Company received an additional merchant advance of $137,000.

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

Overview of Operations

We are primarily a baby gear distributor based in Lakewood, New Jersey. We showcase and sell our products through our showroom and our website, www.pishposhbaby.com, third party marketplaces like Amazon.com and our boutique (on site). We also showcase and sell our baby gear products directly to consumers in our retail showroom in Lakewood, New Jersey. We focus on providing our consumers with high value content and education on brands of baby gear we believe to be of high quality. We have a team of Mom reps to assist consumers in our showroom, online and over the telephone. Our Mom reps are educated consumer advocates who we believe offer real value by helping guide customers, especially new moms to be, who may be very overwhelmed by the pregnancy experience, in a non-judgmental, friendly, and professional manner.

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

Our strategy is built upon:

●	The Company drives engagement using celebrity micro influencers via social media coupled with extensive data-collection and analytic capabilities to provide a personalized shopping experience that anticipates customer preferences and results in repeat purchases over long periods of time.

●	PishPosh is a valued partner to its vendors because of its large and highly engaged consumer audience, providing significant brand exposure and ongoing revenue opportunities.

●	The Company has recently integrated a highly successful procurement and manufacturing team and intends to begin leveraging its recognized name by producing PishPosh-branded product lines to yield higher margins.

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

Results of Operations

Summary of Results of Operations for the three months ended June 30, 2024 and 2023

The following table presents our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023
Net revenues	$2,781,923	$4,431,702
Cost of net revenues	1,885,472	3,001,251
Gross profit	896,451	1,430,451
General and administrative	794,968	6,395,635
Research and development	-	30,000
Sales and marketing	879,117	1,236,998
Loss from operations	(777,634)	(6,232,182)
Other income (expense)	(2,640,136)	(1,854,318)
Net loss	$(3,417,770)	$(8,086,500)

Net revenues

Net revenue was $2.8 million for the three months ended June 30, 2024, as compared to $4.4 million for the three months ended June 30, 2023, a decrease of $1.6 million. Due to the delayed public offering, the Company was unable to acquire desired inventory, which caused revenue decreases. The delayed offering also caused the Company to delay a launch of its new product due to less marketing spend surrounding the product.

Cost of net revenues and Gross profit and margin

Cost of net revenues was $1.9 million for the three months ended June 30, 2024 as compared to $3.0 million for the comparable three months ended June 30, 2023, a decrease of $1.1 million. The decrease was primarily attributable to lower revenues in 2024.

Our gross profit for the three months ended June 30, 2024 was $0.9 million and $1.4 million for the three months ended June 30, 2023. Our margins, as a percentage of revenue, slightly decreased in 2024.

General and Administrative Expenses

General and administrative expenses were $0.8 million for the three months ended June 30, 2024 as compared to $6.4 million three months ended June 30, 2023. In 2023, the Company issued stock-based compensation of $5.6 million. General and administrative expenses remained consistent, as the Company has implemented its cost cutting measures since 2023.

Research and Development

Research and development expenses were $0 as compared to $30,000 in the three months ended June 30, 2024 and 2023, respectively, which related to product testing.

Sales and Marketing Expenses

Sales and marketing expenses were $0.9 million for the three months ended June 30, 2024 as compared to $1.3 million for the comparable three months ended June 30, 2023, a decrease of $0.4 million. The decrease was primarily due to cost-cutting measures to decrease advertising costs in 2024.

Sales and marketing expenses as a percentage of revenues were 32% and 28% for the three months ended June 30, 2024 and 2023, respectively.

Other Income (Expense), Net

Interest expense was $567,671 for the three months ended June 30, 2024 as compared to $160,468 for the three months ended June 30, 2023. The increase was due to new loans and merchant advances entered into during 2024. In May 2024, the Company recorded other expense of $2.1 million related to the fair value of the warrant issued per the equity line of credit commitment. In April 2023, the Company recorded a loss on extinguishment of debt of $1,693,850 related to the extension of note agreements.

Net Loss

Net loss was $3.4 million for the three months ended June 30, 2024 as compared to $8.1 million for the three months ended June 30, 2023, a decrease in loss of $4.7 million. The decrease in net loss was primarily due to stock compensation and loss on extinguishment of debt recorded in 2023, partially offset by lower gross profit in 2024.

Summary of Results of Operations for the six months ended June 30, 2024 and 2023

The following table presents our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023
Net revenues	$5,764,464	$9,007,593
Cost of net revenues	3,972,660	6,030,763
Gross profit	1,791,804	2,976,830
General and administrative	1,690,712	7,281,270
Research and development	-	60,000
Sales and marketing	1,933,550	2,547,363
Loss from operations	(1,832,458)	(6,911,803)
Other income (expense)	(2,854,903)	(1,972,790)
Net loss	$(4,687,361)	$(8,884,593)

Net revenues

Net revenue was $5.8 million for the six months ended June 30, 2024, as compared to $9.0 million for the six months ended June 30, 2023, a decrease of $3.2 million. Due to the delayed public offering, the Company was unable to acquire desired inventory, which caused revenue decreases. The delayed offering also caused the Company to delay a launch of its new product due to less marketing spend surrounding the product.

Cost of net revenues and Gross profit and margin

Cost of net revenues was $4.0 million for the six months ended June 30, 2024 as compared to $6.0 million for the comparable six months ended June 30, 2023, a decrease of $2 million. The decrease was primarily attributable to lower revenues in 2024.

Our gross profit for the six months ended June 30, 2024 was $1.8 million and $3.0 million for the six months ended June 30, 2023. Our margins, as a percentage of revenue, slightly decreased in 2024.

General and Administrative Expenses

General and administrative expenses were $1.7 million for the six months ended June 30, 2024 as compared to $7.3 million six months ended June 30, 2023. In 2023, the Company issued stock-based compensation of $5.6 million. General and administrative expenses remained consistent, as the Company has implemented its cost cutting measures since 2023.

Research and Development

Research and development expenses were $0 as compared to $60,000 in the six months ended June 30, 2024 and 2023, respectively, which related to product testing.

Sales and Marketing Expenses

Sales and marketing expenses were $1.9 million for the six months ended June 30, 2024 as compared to $2.5 million for the comparable six months ended June 30, 2023, a decrease of $0.6 million. The decrease was primarily due to cost-cutting measures to decrease advertising costs in 2024.

Sales and marketing expenses as a percentage of revenues were 34% and 28% for the six months ended June 30, 2024 and 2023, respectively.

Other Income (Expense), Net

Interest expense was $782,438 for the six months ended June 30, 2024 as compared to $278,940 for the six months ended June 30, 2023. The increase was due to new loans and merchant advances entered into during 2024. In May 2024, the Company recorded other expense of $2.1 million related to the entire fair value of the warrant issued per the equity line of credit commitment. In April 2023, the Company recorded a loss on extinguishment of debt of $1,693,850 related to the extension of note agreements.

Net Loss

Net loss was $4.6 million for the six months ended June 30, 2024 as compared to $8.9 million for the six months ended June 30, 2023, a decrease in loss of $4.3 million. The decrease in net loss was primarily due to stock compensation and loss on extinguishment of debt recorded in 2023, partially offset by lower gross profit in 2024.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital to fund our inventory and marketing expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations, and debt financing. As of June 30, 2024 and December 31, 2023, we had $265,953 and $368,242 of cash, respectively.

Loan Agreements with Altbanq Lending LLC

On April 1, 2024, the Company and Altbanq Lending LLC (“Altbanq”) entered into a Business Loan and Security Agreement (the “April 2024 Loan Agreement”), pursuant to which the Company agreed to borrow an aggregate of $1,600,000, which such loan amount may be made in multiple disbursements, and on May 21, 2024, the company and Altbanq entered in to a Business Loan and Security Agreement (the “May 2024 Loan Agreement” and together with the April 2024 Loan Agreement, the “Loan Agreements”), pursuant to which the Company agreed to borrow an aggregate of $400,000, which such loan may be made in multiple disbursements, each at an interest rate of 22.5% per annum, which such interest rate shall increase to 24% per annum on the entire outstanding balance upon the occurrence of an Event of Default (as defined below), less certain fees and expenses payable by the Company in connection with the Altbanq loan agreements, including origination fees of $40,000 in the aggregate and legal fees of $8,000 in the aggregate. The loan fees were expensed immediately and were not recorded as a debt discount and amortized over the term of the loans, since the loan fees were deemed immaterial to the financial statements. Pursuant to the April 2024 Loan Agreement, the Companyhas agreed to make repayments of $22,308 per week in 104 installments for an aggregate total repayment amount of $2,320,000 (comprised of $1,600,000 in principal amount and $720,000 in interest charge), and pursuant to the May 2024 Loan Agreement, the company have agreed to make repayments of $5,577 per week in 104 installments for an aggregate total repayment amount of $580,000 (comprised of $400,000 in principal amount and $180,000 in interest charge). The Company received an aggregate of $1,952,000 in proceeds pursuant to the Altbanq loans in April and May 2024. For the three and six months ended June 30, 2024, the Company recognized interest expense of $155,599.

Merchant Advances

During 2024 and 2023, the Company entered into several short-term merchant loans with American Express, Amazon and Shopify. The loans mature in six to nine months and bear interest ranging from 8% to 13%. The loans require monthly principal and interest payments. During the six months ended June 30, 2024 and 2023, the Company received merchant advances totaling $908,200 and $200,000 respectively, and made repayments totaling $1,399,487 and $978,186 respectively. As of June 30, 2024 and December 31, 2023, the Company had $205,364 and $654,287 respectively in outstanding principal pertaining to these merchant loans. Interest expense for the loans totaled $59,160 and $85,551 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, there was $0 and $3,598 respectively, in interest payable pertaining to these loans.

Notes Payable, Net of Debt Discount

Promissory Notes

As of March 31, 2024 and December 31, 2023, the Company had $1,025,000 outstanding pertaining to a promissory note received in 2021. In April 2024, the Company extended the maturity date to June 1, 2024, maturity further extended to September 30, 2024. Interest expense for three and six months ended June 30, 2024 and 2023 was $0.

In February 2024, the Company received $300,000 in short-term promissory notes. The notes bear interest at 10% per annum and mature on May 31, 2024, the company extended the maturity date to September 30, 2024. Interest expense for the three and six months ended June 30, 2024 was $7,480 and $14,960 respectively all of which was accrued and unpaid.

OID Notes

On January 25, 2023, the Company issued three unsecured original issue discount promissory notes in the aggregate principal amount of $577,500, respectively (the “OID Notes”). The Company received proceeds in the aggregate amount of $550,000 in connection with the issuance of the OID Notes. No interest shall accrue on the OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The OID Notes provided that the principal and all unpaid interest owed under each OID Note shall be due and payable on the earlier of (i) April 30, 2023, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering. In connection with the OID Notes, the Company recognized a debt discount of $27,500. For the three months ended June 30, 2024 and 2023, the Company recognized interest expense associated with the amortization of debt discount of $0. For the six months ended June 30, 2024 and 2023, interest expenses associated with amortization of debt discount of $0 and $18,816 respectively. As of June 30, 2024, unamortized debt discount was $0. In April 2024, the Company entered into Promissory Note Extension Agreements with the noteholders pursuant to which each such holder agreed to extend the maturity date of the OID Notes to June 1, 2024. As of the date of these financial statements, the amended maturity dates of the OID and August OID Notes was September 30, 2024.

For the three months ended June 30, 2024 and 2023, interest expense on the OID Notes was $8,639 and $8,639, respectively. For the six months ended June 30, 2024 and 2023, interest expenses on the OID Notes was $17,278 and $14,810 respectively, all of which was accrued and unpaid. As of June 30, 2024 and December 31, 2023, there was $49,554 and $32,277, respectively, in interest payable pertaining to these loans.

On August 31, 2023, the Company issued two unsecured original issue discount promissory notes in the aggregate principal amount of $336,000, respectively (the “August OID Notes”). The Company received proceeds in the aggregate amount of $320,000 in connection with the issuance of the August OID Notes. The Company recognized a debt discount of $16,000, all of which was amortized to interest expense in 2023. No interest shall accrue on the OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The principal and all unpaid interest owed under each August OID Note shall be due and payable on the earlier of (i) November 1, 2023, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering. As of the date of these financial statements, the amended maturity dates of the OID and August OID Notes was September, 2024.

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

During the six months ended June 30, 2024 and 2023 interest expense on the 2023 Bridge Offering was $22,438 and $11,737 respectively. As of June 30, 2024 and December 31, 2023, there was $56,860 and $34,422, respectively, in interest payable pertaining to these loans.

In connection with the Investor Bridge Notes, the Company recognized a debt discount of $657,206, consisting of the relative fair value of the warrants issued of $588,366 (see Note 8) and issuance costs of $68,840. The fair value of the warrants was as calculated by assumptions used in the Black-Scholes model (Note 9) .The debt discount will be amortized to interest expense over the life of the loan. For the three months ended June 30, 2024 and 2023, $81,926 and $71,378 was amortized to interest expense, respectively. For the six months ended June 30, 2024 and 2023, $163,852 and $76,065 was amortized to interest expense, respectively. As of June 30, 2024  and  December 31, 2023, $251,637 and $574,201, respectively, remained unamortized.

Convertible Notes

On May 14, 2024, the company entered into an Amendment and Notice of Conversion of Note with Palladium, pursuant to which that certain Secured Convertible Note, dated March 1, 2022 (the “2022 Palladium Note”), issued to Palladium in connection with the Subsequent Closing in the principal amount of $240,135, was amended to allow for immediate conversion of the 2022 Palladium Note and which, simultaneously, converted the 2022 Palladium Note in full in exchange for 278,587 shares of Common Stock, representing the conversion of the principal amount of $240,135, plus accrued and unpaid interest of $38,452. As of June 30, 2024 and December 31, 2023, the Company had total convertible promissory notes outstanding of $1,100,000 and 1,340,135 respectively.

On March 2024, the Company issued two unsecured original issue discount promissory notes in the aggregate principal amount of $343,500, respectively (the “March 2024 OID Notes”). The Company received proceeds in the aggregate amount of $325,000 in connection with the issuance of the March 2024 OID Notes. No interest shall accrue on the OID Notes prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The March OID Notes mature on October 1, 2024. In connection with the March OID Notes, the Company recognized a debt discount of $18,500, of which $7,928, was amortized to interest expense for the three months ended June 30, 2024 and $10,397 for the six months ended June 30, 2024. As of June 30,2024, $8,103 remained unamortized. The March 2024 OID Notes including interest accrued thereon shall be convertible, in whole or in part, into shared of Common Stock at the option of the Holder at a price of $1.00, at any time. Pursuant to the term of the note, holder shall not exceeds its beneficial ownership limitation to 9.99% upon conversion into shares.

On April 2024, the Company issued two unsecured original issue discount promissory notes in the aggregate principal amount of $87,000, respectively (the “April 2024 OID Notes”). The Company received proceeds in the aggregate amount of $85,000 in connection with the issuance of the April 2024 OID Notes. No interest shall accrue on the OID Notes prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The April OID Notes mature on October 1, 2024. In connection with the April OID Notes, the Company recognized a debt discount of $2,000, of which $995, was amortized to interest expense as of June 30, 2024. As of June 30, 2024, $1,005 remained unamortized. The April 2024 OID Notes including interest accrued thereon shall be convertible, in whole or in part, into shared of Common Stock at the option of the Holder at a price of $1.00, at any time. Pursuant to the term of the note, holder shall not exceeds its beneficial ownership limitation to 9.99% upon conversion into shares.

The March and April 2024 OID Notes are convertible into share of the Company’s stock at any time at a conversion price of $1.00 per share.

In connection with the March and April 2024 OID Notes, the Company granted 8,000,001 warrants to purchase common stock. The Company recognized a debt discount of $424,983 consisting of the relative fair value of the warrants (see Note 9). The fair value of the warrants was calculated by assumptions used in the Black-Scholes model (Note 9) .The debt discount will be amortized to interest expense over the life of the loans. For the three months ended June 30, 2024, $212,491 was amortized to interest expense. As of June 30, 2024, $212,491 remained unamortized.

As of June 30, 2024 and December 31, 2023, the Company had total convertible promissory notes outstanding of $1,521,392 and 1,340,135 respectively.

Interest expense was $38,270 and $33,081 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, interest payable on the convertible notes was $115,419 and $105,948, respectively.

Accounts Payable, Related Party

The Company received advances for purchases which were charged on credit cards owned by the previous Managing Member of Pish Posh Baby. As of June 30, 2024 and December 31, 2023, there were net advances of $677,062 and $353,719, outstanding, respectively, which are reflected as accounts payable – related party on the balance sheets.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Six Months Ended
	June 30,
	2024	2023
Net cash used in operating activities	$(2,175,384)	$(526,015)
Net cash provided by financing activities	2,073,095	602,974
Net change in cash and cash equivalents	$(102,289)	$76,959

Cash Used in Operating Activities

Cash flows used in operating activities were $2.2 million for the six months ended June 30, 2024 as compared to $0.5 million for the six months ended June 30, 2023. Cash used during the six months ended June 30, 2024 was primarily driven by our net loss of $4.6 million, partially offset by non-cash charges of $2.5 million and decreases in operating assets and liabilities of $0.1 million. Changes in operating assets and liabilities included a decrease of $0.5 million in inventory, increase of $0.3 million in deferred offering costs, and decrease of accounts payable $0.3 million. Cash used during the six months ended June 30, 2023 was primarily driven by our net loss of $8.9 million partially offset by non-cash charges of $7.4 million and increases in operating assets and liabilities of $0.9 million driven by a decrease of $0.7 million in inventory.

Cash Provided by Financing Activities

We received note proceeds of $0.3 million, convertible note payable proceeds of $0.4 million and loan proceeds of $3.0 million in the six months ended June 30, 2024 and made loan repayments of $1.6 million.

We received note proceeds of $1.4 million in the six months ended June 30, 2023 and made loan repayments of $1 million. We also received $0.7 million in related party loans and made repayments totalling $0.5 million.

Going Concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements were issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have often not generated profits since inception, has sustained net losses of $4,687,361 and $8,884,593 for the six months ended June 30, 2024 and 2023, respectively, and has negative cash flows from operations for the years then ended. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern for the next 12 months from the date the financial statements were available to be issued is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or to obtain additional capital financing.  Through the date the financial statements were available to be issued, we has been primarily financed through the issuance of loans and proceeds from the sale of preferred and common stock.  In the event that we cannot generate sufficient revenue to sustain its operations, we will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If we is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to we, we would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. No assurance can be given that we will be successful in these efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control Over Financial Reporting

As of June 30, 2024, our management, including our Chairman of the Board, principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of June 30, 2024, such internal controls and procedures were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that are considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses were:

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

On March 2024, the Company issued two unsecured original issue discount promissory notes in the aggregate principal amount of $343,500, respectively (the “March 2024 OID Notes”). The Company received proceeds in the aggregate amount of $325,000 in connection with the issuance of the March 2024 OID Notes. No interest shall accrue on the OID Notes prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The March OID Notes mature on October 1, 2024.

On April 1, 2024, the Company issued three unsecured original issue discount promissory notes in the aggregate principal amount of $430,500 (the “April 2024 OID Notes”). The Company received proceeds in the aggregate amount of $410,000 in connection with the issuance of the April 2024 OID Notes. No interest shall accrue on the April 2024 OID Notes prior to an event of default and after event of default, interest shall accrue at the rate of 18% per annum. The April 2024 OID Notes provided that the principal and all unpaid interest owed under each April 2024 OID Note shall be due and payable on the earlier of (i) October 1, 2024, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering.

On April 1, 2024, the Company also issued warrants to Alpha Capital Anstalt, The Hewlett Fund LP and L1 Capital Global Opportunities Master Fund, to purchase up to an aggregate of 5,268,293, 780,488 and 1,951,220 shares of Common Stock, respectively, with an exercise price of $0.01 per share, subject to adjustment as described therein (the “April 2024 Warrants”). The April 2024 Warrants are exercisable at any time after the date that the Company’s shares of Common Stock have been approved for and are listed for trading on certain trading markets, and at any time up to the date that is five years after their original issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files.
104*	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

*	Filed herewith.

#	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PishPosh, Inc.

August 14, 2024	By:	/s/ Chaim (Charlie) Birnbaum
Charlie Birnbaum
Chief Executive Officer
(Principal Executive Officer)

August 14, 2024	By:	/s/ Eric Sherb
Eric Sherb
Chief Financial Officer
(Principal Financial and Accounting Officer)