Form 10-Q
period 2024-09-30
PishPosh, Inc.
filed 2024-11-14
CIK 1611282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, the Company had 5,467,307 shares of common stock, $0.000001 par value, issued and outstanding.

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PISHPOSH, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$40,735	$368,242
Accounts receivable	103,131	81,277
Inventory, net	1,824,940	2,803,263
Prepaid expenses and other current assets	28,847	101,802
Deferred offering costs	2,042,085	1,708,147
Total current assets	4,039,738	5,062,731
Intangible assets, net	9,134	36,537
Deposits	10,155	10,155
Right of use asset	5,373	57,128
Total assets	$4,064,400	$5,166,551

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,723,515	$3,863,514
Accounts payable, related party	61,392	103,719
Accrued expenses and other current liabilities	1,012,016	761,022
Loan payable, net of debt discount	1,172,858	654,287
Note payable, net of debt discount	3,029,689	2,273,011
Convertible note payable, net of debt discount	430,499	240,135
Convertible note payable, related party	1,100,000	1,100,000
Right of use liability, current portion	5,519	58,741
Total current liabilities	10,535,488	9,054,429
Loan payable	691,058	-
Total liabilities	$11,226,546	$9,054,429

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, $0.000001 par value, 10,000,000 shares authorized, 1,752 shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock, $0.000001 par value, 100,000,000 shares authorized, 5,467,307 and 4,939,345 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	15,906,094	13,130,058
Accumulated deficit	(23,068,245)	(17,017,941)
Total stockholders’ deficit	(7,162,146)	(3,887,878)
Total liabilities and stockholders’ deficit	$4,064,400	$5,166,551

See the accompanying notes to the unaudited condensed financial statements.

PISHPOSH, INC.

CONDENSED STATEMENTS OF COMPREHENVIE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenues	$2,524,995	$3,966,317	$8,289,459	$12,973,910
Cost of net revenues	1,834,460	2,748,041	5,807,120	8,778,804
Gross profit	690,535	1,218,276	2,482,339	4,195,106

Operating expenses:
General and administrative	720,952	791,336	2,411,664	8,072,606
Research and development	-	-	-	60,000
Sales and marketing	745,433	1,231,592	2,678,983	3,778,955
Total operating expenses	1,466,385	2,022,928	5,090,647	11,911,561

Loss from operations	(775,850)	(804,652)	(2,608,308)	(7,716,455)

Other income (expense):
Other income	-	410,686	-	410,686
Interest expense	(587,093)	(194,314)	(1,369,531)	(473,254)
Cost of equity line of credit	-	-	(2,072,465)	-
Loss on extinguishment of debt	-	-	-	(1,693,850)
Total other expense	(587,093)	216,372	(3,441,996)	(1,756,418)

Provision for income taxes	-	-	-	-
Net loss	$(1,362,943)	$(588,280)	$(6,050,304)	$(9,472,873)

Weighted average common shares outstanding - basic and diluted	5,467,307	4,939,345	5,211,148	4,939,345
Net loss per common share - basic and diluted	$(0.25)	$(0.12)	$(1.16)	$(1.92)

See the accompanying notes to the unaudited condensed financial statements.

PISHPOSH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2022	1,752	$-	4,939,345	$5	$5,239,194	$(6,584,666)	$(1,345,467)
Warrants issued in connection with notes	-	-	-	-	509,909	-	509,909
Net loss	-	-	-	-	-	(798,093)	(798,093)
Balances at March 31, 2023	1,752	-	4,939,345	5	5,749,103	(7,382,759)	(1,633,651)
Warrants issued in connection with notes	-	-	-	-	78,458	-	78,458
Warrants issued in connection with extinguishment of debt	-	-	-	-	1,685,166	-	1,685,166
Warrants issued for services	-	-	-	-	5,617,331	-	5,617,331
Net loss	-	-	-	-	-	(8,086,500)	(8,086,500)
Balances at June 30, 2023	1,752	-	4,939,345	5	13,130,058	(15,469,259)	(2,339,196)
Net loss	-	-	-	-	-	(588,280)	(588,280)
Balances at September 30, 2023	1,752	$-	4,939,345	$5	$13,130,058	$(16,057,539)	$(2,927,476)

Balances at December 31, 2023	1,752	$-	4,939,345	$5	$13,130,058	$(17,017,941)	$(3,887,878)
Net loss	-	-	-	-	-	(1,269,591)	(1,269,591)
Balances at March 31, 2024	1,752	-	4,939,345	5	13,130,058	(18,287,532)	(5,157,469)
Warrants issued in connection with notes payable	-	-	-	-	424,984	-	424,984
Warrants issued as equity line of credit commitment	-	-	-	-	2,072,465	-	2,072,465
Conversion of convertible note and accrued interest into common stock	-	-	278,587	-	278,587	-	278,587
Exercise of warrant	-	-	249,375	-	-	-	-
Net loss	-	-	-	-	-	(3,417,770)	(3,417,770)
Balances at June 30, 2024	1,752	-	5,467,307	5	15,906,094	(21,705,302)	(5,799,203)
Net loss	-	-	-	-	-	(1,362,943)	(1,362,943)
Balances at September 30, 2024	1,752	$-	5,467,307	$5	$15,906,094	$(23,068,245)	$(7,162,146)

See the accompanying notes to the unaudited condensed financial statements.

PISHPOSH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,050,304)	$(9,472,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,403	30,125
Warrants issued for services	-	5,617,331
Non-cash interest expense	48,000	-
Warrants issued as equity line of credit commitment	2,072,465	-
Amortization of debt discount	692,161	185,449
Loss on extinguishment of debt	-	1,693,850
Change in inventory allowance	105,851	22,203
Amortization of right of use asset	51,755	42,818
Changes in operating assets and liabilities:
Accounts receivable	(21,854)	(101,874)
Inventory	872,472	1,263,838
Prepaid expenses and other current assets	72,955	188,760
Deferred offering costs	(333,938)	(428,928)
Accounts payable	(139,999)	1,045,208
Accounts payable, related party	(42,327)	(588,666)
Accrued expenses and other current liabilities	289,446	(30,003)
Lease liability	(53,222)	(42,681)
Net cash used in operating activities	(2,409,136)	(575,443)
Cash flows from financing activities:
Proceeds from loan payable	3,046,461	-
Repayments of loan payable	(2,134,832)	(1,471,614)
Proceeds from notes payable, net of issuance costs	760,000	1,751,160
Proceeds from convertible notes payable	410,000	-
Proceeds from loan payable, related party	-	665,000
Repayments of loan payable, related party	-	(515,000)
Net cash provided by financing activities	2,081,629	429,546
Net change in cash and cash equivalents	(327,507)	(145,897)
Cash and cash equivalents at beginning of period	368,242	218,605
Cash and cash equivalents at end of period	$40,735	$72,708
Supplemental disclosure of cash flow information:
Cash paid for interest	$496,854	$189,619

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with new notes	$424,984	$588,366
Conversion of convertible note and accrued interest into common stock	$278,587	$-

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has often not generated profits since inception, has sustained net losses of $6,050,304 and $9,472,873 for the nine months ended September 30, 2024 and 2023, respectively, and has negative cash flows from operations for the nine months then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next 12 months from the date of this Quarterly Report on Form 10-Q is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or to obtain additional debt or equity financing. Through the date of this Quarterly Report on Form 10-Q, the Company has been primarily financed through the issuance of loans and proceeds from the sale of preferred and common stock. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is seeking to raise capital via an equity offering and filed an amended Form S-1 on August 30, 2024. In the event the Company does not complete an offering, the Company expects to seek additional funding through private equity or debt financings. The Company may not be able to obtain financing on acceptable terms, or at all.

PISHPOSH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2024 may not be indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At September 30, 2024 and December 31, 2023 all of the Company’s cash and cash equivalents were held at one accredited financial institution.

Concentrations

The Company is dependent on third-party vendors for its inventory purchases. During the nine months ended September 30, 2024 and 2023, three vendors accounted for 48% and 44% of total purchases, respectively. The loss of these vendors may have a negative short-term impact on the Company’s operations; however, the Company believes there are acceptable substitute vendors that can be utilized longer-term.

PISHPOSH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Accounts Receivable

Accounts receivable are derived from outstanding payments owed to the Company from e-commerce partners and are stated at their net realizable value. Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company uses a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, and the creditworthiness of counterparties. Management believes that the composition of receivables at year-end is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. As of September 30, 2024 and December 31, 2023, the Company determined that no allowance for credit losses was necessary.

Inventory

Inventories consist of finished goods and products in transit from the Company’s suppliers. Finished goods inventory includes amounts primarily held at the Company’s warehouse location and at Amazon. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight and duties. Inventory is recorded at the lower of cost or net realizable value using the first-in-first-out (FIFO) method. If the Company determines that the estimated net realizable value of its inventory is less than the carrying value of such inventory, it records a charge to cost of goods sold to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those projected by the Company, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made. As of September 30, 2024 and December 31, 2023, there was a reserve for obsolescence of $739,858 and $634,007, respectively.

Deposits for future inventory purchases are included in prepaid expenses and other current assets. As of September 30, 2024 and December 31, 2023, prepaid expenses and other current assets included $15,312 and $101,802 respectively, in inventory deposits.

PISHPOSH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2024 and December 31, 2023, the Company had $9,975 and $36,966, respectively, in inventory in transit.

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

The Company derives its revenue primarily from e-commerce transactions. For e-commerce transactions, revenue is recognized at the time the product is shipped to the customer, which is the point in time when control is transferred. The Company generates a small percentage of sales in its showroom, which revenue is recognized at the time the product is sold in store to the customer. There was no breakage income recognized for unredeemed gift cards for the nine months ended September 30, 2024 or 2023.

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

Total shipping and handling billed to customers as a component of net revenues was $2,107 and $5,898 for the three months ended September 30, 2024 and 2023 respectively. During the nine months ended September 30, 2024 and 2023 the same was $7,286 and $18,722 respectively.

PISHPOSH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company also includes outbound freight associated with shipping goods to customers as a component of sales and marketing expenses. During the three months ended September 30, 2024 and 2023, shipping and handling costs were $266,033 and $334,098, respectively. During the nine months ended September 30, 2024 and 2023, shipping and handling costs were $838,179 and $1,072,889, respectively.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits costs, professional services and information technology. General and administrative expenses also include payment processing fees, website costs and warehousing fees.

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were $179,166 and $539,333 for the three months ended September 30, 2024 and 2023, respectively. Advertising costs were $1,038,481 and $1,413,101 for the nine months ended September 30, 2024 and 2023, respectively.

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

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of September 30, 2024 and December 31, 2023, the Company had capitalized $2,042,085 and $1,708,147 in deferred offering costs, respectively. Deferred offering costs includes professional fees incurred including legal, accounting, underwriting and advisory in connection with the Company’s anticipated equity offering.

PISHPOSH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2024, management assessed the recoverability of the capitalized deferred offering costs  of the $2,042,085 in deferred offering costs, of which $1,708,147 pertain to costs incurred from 2021 through 2023 when the Company initiated its public offering efforts. These costs include legal fees and accounting fees related to the Company’s previous audits. Management believes that these costs should not be impaired as of September 30, 2024 as they still provide economic benefits for the Company’s potential public offering. All initial offering costs incurred have enabled the Company to achieve and maintain SEC effectiveness, which is a key component of the Company’s ability to undergo a successful initial public offering. The Company filed an amended Form S-1 on August 30, 2024. Management will continue to monitor any further delay or abandonment of the contemplated public offering. If any further delays are expected, the Company may have to impair a substantial portion, or all, of its deferred offering costs.

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of September 30, 2024 and 2023, diluted net loss per share is the same as basic net loss per share. Potentially dilutive items for the three and nine months ended September 30, 2024 and 2023 are as follows:

	September 30,
	2024	2023
Convertible note payable	430,500	240,135
Convertible note payable, related party (1)	293,096	304,126
Preferred stock (convertible to common stock)	1,752,371	1,752,371
Common stock warrants	14,282,009	6,032,008
Total potentially dilutive securities	16,757,976	8,328,640

(1)	The potentially dilutive shares from the $1,100,000 convertible note, related party, and accrued interest of $116,347 was estimated using a conversion price of $4.15, which is 100% of the anticipated initial public offering price of $4.15 per share. In 2023, the potentially dilutive shares from the $950,000 note was estimated using a conversion price of $5.50, which was 110% of the anticipated initial public offering price of $5.00 as of September 30, 2023.

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

Recently Issued and Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact of this accounting standard on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 4: INTANGIBLE ASSETS, NET

Intangible assets, net consists of the following:

	September 30,	December 31,
	2024	2023
Website development costs	$127,750	$127,750
Less: Accumulated amortization	(118,616)	(91,213)
Intangible assets, net	$9,134	$36,537

Amortization expense was $9,135 and $9,134 for the three months ended September 30, 2024 and 2023 and $27,403 and $30,125 for the nine months ended September 30, 2024 and 2023.

NOTE 5: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2024	2023
Accrued personnel and other expenses	$367,295	$170,337
Accrued sales return	19,456	-
Gift card liability	246,933	202,453
Allowance for sales returns	-	108,279
Interest	274,624	176,245
Security deposit payable	3,708	3,708
Advances from third parties	100,000	100,000
Accrued expenses and other current liabilities	$1,012,016	$761,022

PISHPOSH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6: LOANS AND NOTES PAYABLE

Merchant Advances

During 2024 and 2023, the Company entered into several short-term merchant loans with American Express, Amazon and Shopify. The loans mature in six to nine months and bear interest ranging from 8% to 13%.  The loans require monthly principal and interest payments.  During the nine months ended September 30, 2024 and 2023, the Company received merchant advances totaling $1,045,900 and $200,000, respectively, and made repayments totaling $1,557,614 and $1,471,614, respectively. As of September 30, 2024 and December 31, 2023, the Company had $191,134 and $654,287, respectively in outstanding principal pertaining to these merchant loans. Interest expense for the loans totaled for the three months ended September 30, 2024 and 2023 $6,197 and $15,432 respectively. Interest expense for the loans totaled $65,357 and $100,983 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, there was $0 and $3,598 respectively, in interest payable pertaining to these loans.

Loan Agreements with Altbanq Lending LLC

On April 1, 2024, the Company and Altbanq Lending LLC (“Altbanq”) entered into a Business Loan and Security Agreement (the “April 2024 Loan Agreement”), pursuant to which the Company agreed to borrow an aggregate of $1,600,000, which such loan amount may be made in multiple disbursements, and on May 21, 2024, the Company and Altbanq entered in to a Business Loan and Security Agreement (the “May 2024 Loan Agreement” and together with the April 2024 Loan Agreement, the “Loan Agreements”), pursuant to which the Company agreed to borrow an aggregate of $400,000, which such loan may be made in multiple disbursements, each at an interest rate of 22.5% per annum, which such interest rate shall increase to 24% per annum on the entire outstanding balance upon the occurrence of an Event of Default (as defined in the agreement), less certain fees and expenses payable by the Company in connection with the Altbanq loan agreements, including origination fees of $40,000 in the aggregate and legal fees of $8,000 in the aggregate. The loan fees were expensed immediately and were not recorded as a debt discount and amortized over the term of the loans, since the loan fees were deemed immaterial to the financial statements. Pursuant to the April 2024 Loan Agreement, the Company has agreed to make repayments of $22,308 per week in 104 installments for an aggregate total repayment amount of $2,320,000 (comprised of $1,600,000 in principal amount and $720,000 in interest charge), and pursuant to the May 2024 Loan Agreement, the company have agreed to make repayments of $5,577 per week in 104 installments for an aggregate total repayment amount of $580,000 (comprised of $400,000 in principal amount and $180,000 in interest charge). The Company received an aggregate of $1,952,000 in proceeds pursuant to the Altbanq loans in April and May 2024.

As of September 30, 2024, the outstanding balance of the Altbanq loan was $1,672,782, net of debt discount of $569,132.

For the three and nine months ended September 30, 2024, the Company recognized interest expense of $175,269 and $330,868 respectively.

Notes Payable, Net of Debt Discount

Promissory Notes

As of September 30, 2024 and December 31, 2023, the Company had $1,025,000 outstanding pertaining to a promissory note received in 2021. In April 2024, the Company extended the maturity date to June 1, 2024, which was then further extended to January 31, 2025. Interest expense for three and nine months ended September 30, 2024 and 2023 was $0.

PISHPOSH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In February 2024, the Company received $300,000 in short-term promissory notes. The notes bear interest at 10% per annum and mature on May 31, 2024, which was extended to January 31, 2025. Interest expense for the three and nine months ended September 30, 2024 was $7,562 and $22,522, respectively, all of which was accrued and unpaid.

In July 2024, the Company received $250,000 in short-term promissory notes. The notes bear interest at 12% per annum and mature on August 6, 2024. The promissory note was repaid in full as of September 30, 2024.

In July 2024, the Company received $110,000 in short-term promissory notes. The notes bear interest at 12% per annum with a default rate of 24% per annum. The promissory notes matures on or before September 28, 2024, which was extended to January 31, 2025. Interest expense for the three and nine months ended September 30, 2024 was $2,351, all of which was accrued and unpaid.

In August 2024, the Company received $100,000 in short-term promissory notes. The notes bear interest at 12% per annum with a default rate of 24% per annum. The promissory notes mature on or before November 4, 2024, which was extended to January 31, 2025. Interest expense for the three and nine months ended September 30, 2024 was $1,742, all of which was accrued and unpaid.

OID Notes

On January 25, 2023, the Company issued three unsecured original issue discount promissory notes in the aggregate principal amount of $577,500, respectively (the “OID Notes”). The Company received proceeds in the aggregate amount of $550,000 in connection with the issuance of the OID Notes. No interest shall accrue on the OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The OID Notes provided that the principal and all unpaid interest owed under each OID Note shall be due and payable on the earlier of (i) April 30, 2023, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering. In connection with the OID Notes, the Company recognized a debt discount of $27,500. For the three months ended September 30, 2024 and 2023, the Company recognized interest expense associated with the amortization of debt discount of $0. For the nine months ended September 30, 2024 and 2023, interest expenses associated with amortization of debt discount of $0 and $27,500 respectively. As of September 30, 2024, unamortized debt discount was $0. In April 2024, the Company entered into Promissory Note Extension Agreements with the noteholders pursuant to which each such holder agreed to extend the maturity date of the OID Notes to June 1, 2024. As of the date of these financial statements, the amended maturity date of the OID Notes was January 31, 2025.

For the three months ended September 30, 2024 and 2023, interest expense on the OID Notes was $8,734. For the nine months ended September 30, 2024 and 2023, interest expenses on the OID Notes was $26,012 and $23,544 respectively, all of which was accrued and unpaid. As of September 30, 2024 and December 31, 2023, there was $58,588 and $32,277, respectively, in interest payable pertaining to these loans.

On August 31, 2023, the Company issued two unsecured original issue discount promissory notes in the aggregate principal amount of $336,000, respectively (the “August OID Notes”). The Company received proceeds in the aggregate amount of $320,000 in connection with the issuance of the August OID Notes. The Company recognized a debt discount of $16,000, all of which was amortized to interest expense in 2023. No interest shall accrue on the OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The principal and all unpaid interest owed under each August  OID Note shall be due and payable on the earlier of (i) November 1, 2023, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering. As of the date of these financial statements, the amended maturity date of the August OID Notes was January 31, 2025.

On February 1, 2024, the Company issued the 2024 Inventory Financing Notes to Moishe (Michael) Hartstein and Alpha Capital Anstalt in the principal amounts of $250,000 and $50,000, respectively, the proceeds of which shall be used solely for the purpose of purchasing inventory for sale in 2024 (the “2024 Inventory Financing Notes”). The 2024 Inventory Financing Notes bear interest at an annual rate of 10% per annum and were initially due and payable on May 31, 2024. As of the date of these financial statements, the amended maturity date of these notes was January 31, 2025. For the three and nine months ended September 30, 2024 interest expense on these notes was $7,562 and $22,521 respectively.

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

During the three months ended September 30, 2024 and 2023 interest expense on the 2023 Bridge Offering was $11,342 and $11,342 respectively. During the nine months ended September 30, 2024 and 2023 interest expense was $33,780 and $23,079 respectively. As of September 30, 2024 and December 31, 2023, there was $68,203 and $34,422, respectively, in interest payable pertaining to these loans.

In connection with the Investor Bridge Notes, the Company recognized a debt discount of $657,206, consisting of the relative fair value of the warrants issued of $588,366 and issuance costs of $68,840. The fair value of the warrants was as calculated by assumptions used in the Black-Scholes model (Note 9) .The debt discount will be amortized to interest expense over the life of the loan. For the three months ended September 30, 2024 and 2023, $82,826 and $82,826 was amortized to interest expense, respectively. For the nine months ended September 30, 2024 and 2023, $246,678 and $158,891 was amortized to interest expense, respectively. As of September 30, 2024  and  December 31, 2023, $168,811 and $415,489, respectively, remained unamortized.

Notes payable, net of debt discount, consisted of the following:

	September 30,	December 31,
	2024	2023
Principal:
Promissory note	$1,535,000	$1,025,000
OID Notes	913,500	913,500
Investor Bridge Notes	750,000	750,000
	3,198,500	2,688,500
Less: Unamortized debt discount	(168,811)	(415,489)
Notes payable, net of debt discount	$3,029,689	$2,273,011

PISHPOSH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7: CONVERTIBLE NOTES PAYABLE

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

On March 2024, the Company issued two unsecured original issue discount promissory notes in the aggregate principal amount of $343,500, respectively (the “March 2024 OID Notes”). The Company received proceeds in the aggregate amount of $325,000 in connection with the issuance of the March 2024 OID Notes. No interest shall accrue on the OID Notes prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The March OID Notes mature on October 1, 2024, which was extended to January 31, 2025. In connection with the March OID Notes, the Company recognized a debt discount of $18,500, of which $8,103, was amortized to interest expense for the three months ended September 30, 2024 and $18,500 for the nine months ended September 30, 2024. As of September 30, 2024, $0 remained unamortized. The March 2024 OID Notes including interest accrued thereon shall be convertible, in whole or in part, into shared of Common Stock at the option of the Holder at a price of $1.00, at any time. Pursuant to the term of the note, holder shall not exceed its beneficial ownership limitation to 9.99% upon conversion into shares.

On April 2024, the Company issued two unsecured original issue discount promissory notes in the aggregate principal amount of $87,000, respectively (the “April 2024 OID Notes”). The Company received proceeds in the aggregate amount of $85,000 in connection with the issuance of the April 2024 OID Notes. No interest shall accrue on the OID Notes prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The April OID Notes mature on October 1, 2024, which was extended to January 31, 2025. In connection with the April OID Notes, the Company recognized a debt discount of $2,000, of which $1,005, was amortized to interest expense for the three months ended September 30, 2024 and $2,000 for the nine months ended September 30, 2024. As of September 30, 2024, $0 remained unamortized. The April 2024 OID Notes including interest accrued thereon shall be convertible, in whole or in part, into shared of Common Stock at the option of the Holder at a price of $1.00, at any time. Pursuant to the term of the note, holder shall not exceed its beneficial ownership limitation to 9.99% upon conversion into shares.

The March and April 2024 OID Notes are convertible into share of the Company’s stock at any time at a conversion price of $1.00 per share.

In connection with the March and April 2024 OID Notes, the Company granted 8,000,001 warrants to purchase common stock. The Company recognized a debt discount of $424,983 consisting of the relative fair value of the warrants (see Note 9). The fair value of the warrants was calculated by assumptions used in the Black-Scholes model (Note 9). The debt discount will be amortized to interest expense over the life of the loans. For the three and nine months ended September 30, 2024, $212,491 and $ 424,982 was amortized to interest expense. As of September 30, 2024, $0 remained unamortized.

As of September 30, 2024 and December 31, 2023, the Company had total convertible promissory notes outstanding of $1,530,499 and 1,340,135, respectively.

Interest expense was $15,753 and $13,247 for the three months ended September 30, 2024 and 2023 respectively. During the nine months ended September 30, 2024 and 2023 interest expense was $46,918 and $36,801 respectively. As of September 30, 2024 and December 31, 2023, interest payable on the convertible notes was $116,390 and $69,473, respectively.

PISHPOSH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8: STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Amended Certificate of Incorporation authorizes the Board to establish and to issue from time to time one or more series of preferred stock, par value $0.000001 per share, covering up to an aggregate of 10,000,000 shares of preferred stock. Each series of preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, preemptive rights and redemption rights. As of September 30, 2024 and December 31, 2023, 20,000 shares of preferred stock are designated as Series A preferred stock.

Common Stock

The Company’s Amended Certificate of Incorporation authorizes 100,000,000 shares of common stock, par value $0.000001 per share.

On May 14, 2024, 250,000 warrants were exercised for 249,375 shares of common stock issued upon the cashless exercise of Warrant 2023-1 by Dov Kurlander at an exercise price of $0.01 per share (the “Palladium Warrant 2023-1”).

2022 Equity Incentive Plan

The board and stockholders adopted the 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”) on September 1, 2022 and October 19, 2022, respectively. The 2022 Equity Incentive Plan governs equity awards to employees, directors, officers, consultants, and other eligible participants. Under the 2022 Equity Incentive Plan there are 350,000 shares of common stock reserved for issuance. The types of awards permitted under the 2022 Equity Incentive Plan include nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards. Each option shall be exercisable at such times and subject to such terms and conditions as the Board may specify. As of September 30, 2024 and December 31, 2023, the Company has not granted any awards under the 2022 Equity Incentive Plan.

NOTE 9: WARRANTS

The following is a summary of warrant activity for the nine months ended September 30, 2024:

	Warrants	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2023	6,032,008	$0.68	$18,518,522
Issued in connection with new notes	8,000,001	$0.01
Issued as equity line of credit commitment	500,000	$0.01
Exercised	(250,000)	$0.01
Outstanding as of September 30, 2024	14,282,009	$0.29	$55,128,555

Exercisable as of December 31, 2023	840,183	$1.00	$2,307,489
Exercisable as of September 30, 2024	840,183	$1.00	$2,307,489

PISHPOSH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The aggregate intrinsic value is being updated as the difference between weighted average exercise price of the underlying awards and the latest initial public offering price of common stock, which was $4.15 and $3.75 per share as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, the weighted-average remaining years to termination of outstanding warrants was 3.9 years.

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

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of warrants granted during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023
Risk-free interest rate	4.34%	3.68%
Expected term (in years)	5.00	4.18
Expected volatility	155.5%	161.0%
Expected dividend yield	0%	0%
Estimated fair value of common stock	$4.15	$3.75

The estimated fair value of common stock was based on the anticipated price of the Company’s common stock in its planned equity offering.

NOTE 10: RELATED PARTY TRANSACATIONS

The Company received advances for purchases which were charged on credit cards owned by the previous Managing Member of Pish Posh Baby. As of September 30, 2024 and December 31, 2023, there were net advances of $61,392 and $353,719, outstanding, respectively, which are reflected as accounts payable – related party on the balance sheets.

Refer to Note 6 for detail on related party loans.

PISHPOSH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11: INCOME TAXES

There is no income tax benefit for the losses for the three and nine months ended September 30, 2024 and 2023, since management has determined that the realization of the net deferred tax asset is not assured and has stated a valuation allowance for the entire amounts of such benefits.

There was no change in unrecognized tax benefits during the period ended September 30, 2024 and there was no accrual for uncertain tax positions as of September 30, 2024.

Tax years from 2020 through 2023 remain subject to examination by U.S. federal and state jurisdictions.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company’s leases consist solely of retail showroom and office space in Lakewood, New Jersey which matures in October 2024.

The components of the Company’s lease costs, which are included in general and administrative expenses on the accompanying statement of comprehensive loss for the three and nine months ended September 30, 2024 and 2023, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost	$16,215	$16,215	$48,648	$48,648
Sublease income	(7,744)	(9,907)	(26,596)	(23,631)
Total lease cost	$8,471	$6,308	$22,052	$25,017

Additional information related to the Company’s lease for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating cash flows from operating lease	$16,668	$16,183	$50,004	$48,548
Remaining lease term - operating lease	-	1 years	-	1 year
Discount rate - operating lease	8.0%	8.0%	8.0%	8.0%

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

NOTE 13: SUBSEQUENT EVENTS

On September 25, 2024, the lease was extended through October 2029, effective November 1, 2024.

In October 2024, the Company received $300,000 in proceeds from short-term promissory notes.

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

Although approximately 85% of our current sales are from strollers, stroller accessories and car seats, we also offer a variety of products including baby carriers, diaper bags, feeding and safety accessories and bouncers. We do not have our own fulfilment operations. We outsource our order fulfilment operations to a 35,000 square foot warehouse fulfilment center which we believe improves customer service and shortens the delivery time compared with those e-commerce retailers that do not hold any inventory. Outsourcing also lowers shipping costs as compared to drop shipping. We offer next day delivery via FedEx, UPS & USPS in the New York Tri-State area and free shipping on orders over $75. We currently maintain approximately $1.8 million of inventory, consisting of strollers, car seats and highchairs, with a 60 – 90-day turnover. With respect to items of which we sell less, we take customer orders before we purchase inventory from our vendors and then drop ship to the customer directly from the manufacturer thereby reducing our inventory risk on such items.

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

Results of Operations

Summary of Results of Operations for the three months ended September 30, 2024 and 2023

The following table presents our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023
Net revenues	$2,524,995	$3,966,317
Cost of net revenues	1,834,460	2,748,041
Gross profit	690,535	1,218,276
General and administrative	720,952	791,336
Research and development	-	-
Sales and marketing	745,433	1,231,592
Loss from operations	(775,850)	(804,652)
Other income (expense)	(587,093)	216,372
Net loss	$(1,362,943)	$(588,280)

Net revenues

Net revenue was $2.5 million for the three months ended September 30, 2024, as compared to $4 million for the three months ended September 30, 2023, a decrease of $1.5 million. Due to the delayed public offering, the Company was unable to acquire desired inventory, which caused revenue decreases. The delayed offering also caused the Company to delay a launch of its new product due to less marketing spend surrounding the product.

Cost of net revenues and Gross profit and margin

Cost of net revenues was $1.8 million for the three months ended September 30, 2024 as compared to $2.7 million for the comparable three months ended September 30, 2023, a decrease of $0.9 million. The decrease was primarily attributable to lower revenues in 2024.

Our gross profit for the three months ended September 30, 2024 was $0.7 million and $1.2 million for the three months ended September 30, 2023. Our margins, as a percentage of revenue, slightly decreased in 2024.

General and Administrative Expenses

General and administrative expenses were $0.7 million for the three months ended September 30, 2024 as compared to $0.8 million three months ended September 30, 2023. General and administrative expenses remained consistent, as the Company has implemented its cost cutting measures since 2023.

Research and Development

Research and development expenses were $0 in the three months ended September 30, 2024 and 2023.

Sales and Marketing Expenses

Sales and marketing expenses were $0.7 million for the three months ended September 30, 2024 as compared to $1.2 million for the comparable three months ended September 30, 2023, a decrease of $0.5 million. The decrease was primarily due to cost-cutting measures to decrease advertising costs in 2024.

Sales and marketing expenses as a percentage of revenues were 30% and 31% for the three months ended September 30, 2024 and 2023, respectively.

Other Income (Expense), Net

Interest expense was $587,093 for the three months ended September 30, 2024 as compared to $194,314 for the three months ended September 30, 2023. The increase was due to new loans and merchant advances entered into during 2024. For three months ended September 30, 2023, other income was recorded $410,686 due to employee retention tax credits received.

Net Loss

Net loss was $1.4 million for the three months ended September 30, 2024 as compared to $0.6 million for the three months ended September 30, 2023, an increase in loss of $0.8 million. The increase in net loss was primarily due to an increase in interest expense in 2024 and lower gross profit.

Summary of Results of Operations for the nine months ended September 30, 2024 and 2023

The following table presents our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023
Net revenues	$8,289,459	$12,973,910
Cost of net revenues	5,807,120	8,778,804
Gross profit	2,482,339	4,195,106
General and administrative	2,411,664	8,072,606
Research and development	-	60,000
Sales and marketing	2,678,983	3,778,955
Loss from operations	(2,608,308)	(7,716,455)
Other income (expense)	(3,441,996)	(1,756,418)
Net loss	$(6,050,304)	$(9,472,873)

Net revenues

Net revenue was $8.3 million for the nine months ended September 30, 2024, as compared to $13 million for the nine months ended September 30, 2023, a decrease of $4.7 million. Due to the delayed public offering, the Company was unable to acquire desired inventory, which caused revenue decreases. The delayed offering also caused the Company to delay a launch of its new product due to less marketing spend surrounding the product.

Cost of net revenues and Gross profit and margin

Cost of net revenues was $5.8 million for the nine months ended September 30, 2024 as compared to $8.8 million for the comparable nine months ended September 30, 2023, a decrease of $3 million. The decrease was primarily attributable to lower revenues in 2024.

Our gross profit for the nine months ended September 30, 2024 was $2.5 million and $4.2 million for the nine months ended September 30, 2023. Our margins, as a percentage of revenue, slightly decreased in 2024.

General and Administrative Expenses

General and administrative expenses were $2.4 million for the nine months ended September 30, 2024 as compared to $8.1 million nine months ended September 30, 2023. In 2023, the Company issued stock-based compensation of $5.7 million. General and administrative expenses remained consistent, as the Company has implemented its cost cutting measures since 2023.

Research and Development

Research and development expenses were $0 as compared to $60,000 in the nine months ended September 30, 2024 and 2023, respectively, which related to product testing.

Sales and Marketing Expenses

Sales and marketing expenses were $2.7 million for the nine months ended September 30, 2024 as compared to $3.8 million for the comparable nine months ended September 30, 2023, a decrease of $1.1 million. The decrease was primarily due to cost-cutting measures to decrease advertising costs in 2024.

Sales and marketing expenses as a percentage of revenues were 32% and 29% for the nine months ended September 30, 2024 and 2023, respectively.

Other Income (Expense), Net

Interest expense was $1,369,531 for the nine months ended September 30, 2024 as compared to $473,254 for the nine months ended September 30, 2023. The increase was due to new loans and merchant advances entered into during 2024. In May 2024, the Company recorded other expense of $2.1 million related to the entire fair value of the warrant issued per the equity line of credit commitment. In April 2023, the Company recorded a loss on extinguishment of debt of $1,693,850 related to the extension of note agreements.

Net Loss

Net loss was $6.1 million for the nine months ended September 30, 2024 as compared to $9.5 million for the nine months ended September 30, 2023, a decrease in loss of $3.4 million. The decrease in net loss was primarily due to stock compensation and loss on extinguishment of debt recorded in 2023, and lower gross profit in 2024.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital to fund our inventory and marketing expenditures. We fund our liquidity requirements primarily through cash on hand, cash flows from operations, and debt financing. As of September 30, 2024 and December 31, 2023, we had $40,735 and $368,242 of cash, respectively.

Loan Agreements with Altbanq Lending LLC

On April 1, 2024, the Company and Altbanq Lending LLC (“Altbanq”) entered into a Business Loan and Security Agreement (the “April 2024 Loan Agreement”), pursuant to which the Company agreed to borrow an aggregate of $1,600,000, which such loan amount may be made in multiple disbursements, and on May 21, 2024, the company and Altbanq entered in to a Business Loan and Security Agreement (the “May 2024 Loan Agreement” and together with the April 2024 Loan Agreement, the “Loan Agreements”), pursuant to which the Company agreed to borrow an aggregate of $400,000, which such loan may be made in multiple disbursements, each at an interest rate of 22.5% per annum, which such interest rate shall increase to 24% per annum on the entire outstanding balance upon the occurrence of an Event of Default (as defined below), less certain fees and expenses payable by the Company in connection with the Altbanq loan agreements, including origination fees of $40,000 in the aggregate and legal fees of $8,000 in the aggregate. The loan fees were expensed immediately and were not recorded as a debt discount and amortized over the term of the loans, since the loan fees were deemed immaterial to the financial statements. Pursuant to the April 2024 Loan Agreement, the Company has agreed to make repayments of $22,308 per week in 104 installments for an aggregate total repayment amount of $2,320,000 (comprised of $1,600,000 in principal amount and $720,000 in interest charge), and pursuant to the May 2024 Loan Agreement, the company have agreed to make repayments of $5,577 per week in 104 installments for an aggregate total repayment amount of $580,000 (comprised of $400,000 in principal amount and $180,000 in interest charge). The Company received an aggregate of $1,952,000 in proceeds pursuant to the Altbanq loans in April and May 2024.

As of September 30, 2024, the outstanding balance of the Altbanq loan was $1,672,782, net of debt discount of $569,132.

For the three and nine months ended September 30, 2024, the Company recognized interest expense of $175,269 and $330,868 respectively.

Merchant Advances

During 2024 and 2023, the Company entered into several short-term merchant loans with American Express, Amazon and Shopify. The loans mature in six to nine months and bear interest ranging from 8% to 13%. The loans require monthly principal and interest payments.  During the nine months ended September 30, 2024 and 2023, the Company received merchant advances totaling $1,045,900 and $200,000, respectively, and made repayments totaling $1,557,614 and $1,471,614, respectively. As of September 30, 2024 and December 31, 2023, the Company had $191,134 and $654,287 respectively in outstanding principal pertaining to these merchant loans. Interest expense for the loans totaled for the three months ended September 30, 2024 and 2023 $6,197 and $15,432 respectively. Interest expense for the loans totaled $65,357 and $100,983 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, there was $0 and $3,598 respectively, in interest payable pertaining to these loans.

Notes Payable, Net of Debt Discount

Promissory Notes

As of September 30, 2024 and December 31, 2023, the Company had $1,025,000 outstanding pertaining to a promissory note received in 2021. In April 2024, the Company extended the maturity date to June 1, 2024, which was then further extended to January 31, 2025. Interest expense for three and nine months ended September 30, 2024 and 2023 was $0.

In February 2024, the Company received $300,000 in short-term promissory notes. The notes bear interest at 10% per annum and mature on May 31, 2024, which was extended to January 31, 2025. Interest expense for the three and nine months ended September 30, 2024 was $7,562 and $22,522, respectively, all of which was accrued and unpaid.

In July 2024, the Company received $250,000 in short-term promissory notes. The notes bear interest at 12% per annum and mature on August 6, 2024. The said promissory note has been paid before the maturity date and no amount was outstanding as of September 30, 2024.

In July 2024, the Company received $110,000 in short-term promissory notes. The notes bear interest at 12% per annum and after event of default at the rate of 24% per annum. The promissory notes mature on or before September 28, 2024, which was extended to January 31, 2025. Interest expense for the three and nine months ended September 30, 2024 was $2,351, all of which was accrued and unpaid.

In August 2024, the Company received $100,000 in short-term promissory notes. The notes bear interest at 12% per annum and after event of default at the rate of 24% per annum. The promissory notes mature on or before November 4, 2024. Interest expense for the three and nine months ended September 30, 2024 was $1,742, all of which was accrued and unpaid.

In October 2024, the Company received $300,000 in proceeds from short-term promissory notes.

OID Notes

On January 25, 2023, the Company issued three unsecured original issue discount promissory notes in the aggregate principal amount of $577,500, respectively (the “OID Notes”). The Company received proceeds in the aggregate amount of $550,000 in connection with the issuance of the OID Notes. No interest shall accrue on the OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The OID Notes provided that the principal and all unpaid interest owed under each OID Note shall be due and payable on the earlier of (i) April 30, 2023, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering. In connection with the OID Notes, the Company recognized a debt discount of $27,500. For the three months ended September 30, 2024 and 2023, the Company recognized interest expense associated with the amortization of debt discount of $0. For the nine months ended September 30, 2024 and 2023, interest expenses associated with amortization of debt discount of $0 and $27,500 respectively. As of September 30, 2024, unamortized debt discount was $0. In April 2024, the Company entered into Promissory Note Extension Agreements with the noteholders pursuant to which each such holder agreed to extend the maturity date of the OID Notes to June 1, 2024 which was further extended to September 30, 2024. On September 30, 2024 , the amended maturity date of the OID Notes was further extended to January 31, 2025.

For the three months ended September 30, 2024 and 2023, interest expense on the OID Notes was $8,734. For the nine months ended September 30, 2024 and 2023, interest expenses on the OID Notes was $26,012 and $23,544 respectively, all of which was accrued and unpaid. As of September 30, 2024 and December 31, 2023, there was $58,588 and $32,277, respectively, in interest payable pertaining to these loans.

On August 31, 2023, the Company issued two unsecured original issue discount promissory notes in the aggregate principal amount of $336,000, respectively (the “August OID Notes”). The Company received proceeds in the aggregate amount of $320,000 in connection with the issuance of the August OID Notes. The Company recognized a debt discount of $16,000, all of which was amortized to interest expense in 2023. No interest shall accrue on the OID Note prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The principal and all unpaid interest owed under each August  OID Note shall be due and payable on the earlier of (i) November 1, 2023, or (ii) three business days after the closing or abandonment of Company’s anticipated initial public offering. In September 2024, the amended maturity date of the August OID Notes was extended to January 31, 2025.

On February 1, 2024, the Company issued the 2024 Inventory Financing Notes to Moishe (Michael) Hartstein and Alpha Capital Anstalt in the principal amounts of $250,000 and $50,000, respectively, the proceeds of which shall be used solely for the purpose of purchasing inventory for sale in 2024 (the “2024 Inventory Financing Notes”). The 2024 Inventory Financing Notes bear interest at an annual rate of 10% per annum and were initially due and payable on May 31, 2024. As of the date of these financial statements, the amended maturity date of these notes was January 31, 2025. For the three and nine months ended September 30, 2024 interest expense on these notes was $7,562 and $22,521 respectively.

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

During the three months ended September 30, 2024 and 2023 interest expense on the 2023 Bridge Offering was $11,342 and $11,342 respectively. During the nine months ended September 30, 2024 and 2023 interest expense was $33,780 and $23,079 respectively. As of September 30, 2024 and December 31, 2023, there was $68,203 and $34,422, respectively, in interest payable pertaining to these loans.

In connection with the Investor Bridge Notes, the Company recognized a debt discount of $657,206, consisting of the relative fair value of the warrants issued of $588,366 and issuance costs of $68,840. The fair value of the warrants was as calculated by assumptions used in the Black-Scholes model (Note 9) .The debt discount will be amortized to interest expense over the life of the loan. For the three months ended September 30, 2024 and 2023, $82,826 and $82,826 was amortized to interest expense, respectively. For the nine months ended September 30, 2024 and 2023, $246,678 and $158,891 was amortized to interest expense, respectively. As of September 30, 2024  and  December 31, 2023, $168,811 and $415,489, respectively, remained unamortized.

Notes payable, net of debt discount, consisted of the following:

	September 30,	December 31,
	2024	2023
Principal:
Promissory note	$1,535,000	$1,025,000
OID Notes	913,500	913,500
Investor Bridge Notes	750,000	750,000
	3,198,500	2,688,500
Less: Unamortized debt discount	(168,811)	(415,489)
Notes payable, net of debt discount	$3,029,689	$2,273,011

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

On March 2024, the Company issued two unsecured original issue discount promissory notes in the aggregate principal amount of $343,500, respectively (the “March 2024 OID Notes”). The Company received proceeds in the aggregate amount of $325,000 in connection with the issuance of the March 2024 OID Notes. No interest shall accrue on the OID Notes prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The March OID Notes mature on October 1, 2024, which was extended to January 31, 2025. In connection with the March OID Notes, the Company recognized a debt discount of $18,500, of which $8,103, was amortized to interest expense for the three months ended September 30, 2024 and $18,500 for the nine months ended September 30, 2024. As of September 30, 2024, $0 remained unamortized. The March 2024 OID Notes including interest accrued thereon shall be convertible, in whole or in part, into shared of Common Stock at the option of the Holder at a price of $1.00, at any time. Pursuant to the term of the note, holder shall not exceed its beneficial ownership limitation to 9.99% upon conversion into shares.

On April 2024, the Company issued two unsecured original issue discount promissory notes in the aggregate principal amount of $87,000, respectively (the “April 2024 OID Notes”). The Company received proceeds in the aggregate amount of $85,000 in connection with the issuance of the April 2024 OID Notes. No interest shall accrue on the OID Notes prior to an event of default and after event of default, interest shall accrue at the rate of 24% per annum. The April OID Notes mature on October 1, 2024, which was extended to January 31, 2025. In connection with the April OID Notes, the Company recognized a debt discount of $2,000, of which $1,005, was amortized to interest expense for the three months ended September 30, 2024 and $2,000 for the nine months ended September 30, 2024. As of September 30, 2024, $0 remained unamortized. The April 2024 OID Notes including interest accrued thereon shall be convertible, in whole or in part, into shared of Common Stock at the option of the Holder at a price of $1.00, at any time. Pursuant to the term of the note, holder shall not exceed its beneficial ownership limitation to 9.99% upon conversion into shares.

The March and April 2024 OID Notes are convertible into share of the Company’s stock at any time at a conversion price of $1.00 per share.

In connection with the March and April 2024 OID Notes, the Company granted 8,000,001 warrants to purchase common stock. The Company recognized a debt discount of $424,983 consisting of the relative fair value of the warrants (see Note 9). The fair value of the warrants was calculated by assumptions used in the Black-Scholes model (Note 9). The debt discount will be amortized to interest expense over the life of the loans. For the three and nine months ended September 30, 2024, $212,491 and $ 424,982 was amortized to interest expense. As of September 30, 2024, $0 remained unamortized.

As of September 30, 2024 and December 31, 2023, the Company had total convertible promissory notes outstanding of $1,530,499 and 1,340,135 respectively.

Interest expense was $15,753 and $13,247 for the three months ended September 30, 2024 and 2023 respectively. During the nine months ended September 30, 2024 and 2023 interest expense was $46,918 and $36,801 respectively. As of September 30, 2024 and December 31, 2023, interest payable on the convertible notes was $116,390 and $69,473, respectively.

Accounts Payable, Related Party

The Company received advances for purchases which were charged on credit cards owned by the previous Managing Member of Pish Posh Baby. As of September 30, 2024 and December 31, 2023, there were net advances of $61,392 and $353,719, outstanding, respectively, which are reflected as accounts payable – related party on the balance sheets.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Months Ended
	September 30,
	2024	2023
Net cash used in operating activities	$(2,409,136)	$(575,443)
Net cash used in investing activities	-	-
Net cash provided by financing activities	2,081,629	429,546
Net change in cash and cash equivalents	$(327,507)	$(145,897)

Cash Used in Operating Activities

Cash flows used in operating activities were $2.4 million for the nine months ended September 30, 2024 as compared to $0.5 million for the nine months ended September 30, 2023. Cash used during the nine months ended September 30, 2024 was primarily driven by our net loss of $6.1 million, partially offset by non-cash charges of $2.9 million and decreases in operating assets and liabilities of $0.7 million. Changes in operating assets and liabilities included a decrease of $0.9 million in inventory, an increase of $0.3 million in deferred offering costs, and decrease of accounts payable $0.1 million. Cash used during the nine months ended September 30, 2023 was primarily driven by our net loss of $9.4 million partially offset by non-cash charges of $7.5 million and increases in operating assets and liabilities of $1.3 million driven by a decrease of $1.2 million in inventory.

Cash Provided by Financing Activities

We received note proceeds of $0.8 million, convertible note payable proceeds of $0.4 million and loan proceeds of $3.0 million in the nine months ended September 30, 2024 and made loan repayments of $2.1 million.

We received note proceeds of $1.8 million in the nine months ended September 30, 2023 and made loan repayments of $1.4 million. We also received $0.7 million in related party loans and made repayments totaling $0.5 million.

Going Concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements were issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have often not generated profits since inception, has sustained net losses of $6,050,304 and $9,472,873 for the nine months ended September 30, 2024 and 2023, respectively, and has negative cash flows from operations for the years then ended. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern for the next 12 months from the date the financial statements were available to be issued is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or to obtain additional capital financing.  Through the date the financial statements were available to be issued, we has been primarily financed through the issuance of loans and proceeds from the sale of preferred and common stock.  In the event that we cannot generate sufficient revenue to sustain its operations, we will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If we is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to we, we would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. No assurance can be given that we will be successful in these efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, and as a result of the remediation of previously identified material weaknesses, as described below, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of September 30, 2024, the Company’s internal control over financial reporting was not effective.

Changes in Internal Control Over Financial Reporting

As of September 30, 2024, our management, including our Chairman of the Board, principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of September 30, 2024, such internal controls and procedures were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that are considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses were:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PishPosh, Inc.

November 14, 2024	By:	/s/ Chaim (Charlie) Birnbaum
Charlie Birnbaum
Chief Executive Officer
(Principal Executive Officer)

November 14, 2024	By:	/s/ Eric Sherb
Eric Sherb
Chief Financial Officer
(Principal Financial and Accounting Officer)