Form 10-K/A
period 2023-12-31
PishPosh, Inc.
filed 2024-12-03
CIK 1611282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

TO

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date was: 4,939,345 shares of $0.000001 par value common stock outstanding as of March 28, 2024.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (the “Amendment”) amends the Annual Report on Form 10-K of PishPosh, Inc. (the “Company”) for the fiscal year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 28, 2024 (the “Form 10-K”). The sole purpose of this Amendment is to amend the Form 10-K to supplement certain disclosures in Note 9 to the accompanying notes to the Company’s balance sheets, as related to certain of the Company’s outstanding convertible notes.

In accordance with applicable SEC rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 16 of this Amendment reflects a new consent of Morison Cogen LP and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer.

The Form 10-K, as amended by this Amendment, speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-K, and does not modify or update in any way the disclosures made in the Form 10-K except as described above. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s filings with the SEC subsequent to the original filing date of the Form 10-K.

PishPosh, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023

i

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this report and are incorporated herein by reference. An index of those financial statements is found in Item 15 of Part IV of this Annual Report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements—See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K, beginning on page F-1.

(2)	Financial Statement Schedules—Financial statement schedules have been omitted in this Annual Report on Form 10-K because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(3)	Exhibits—The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated February 24, 2022, by and between PishPosh, Inc. and Pish Posh Baby LLC.	S-1	333-267982	2.1	10/21/2022
3.1	Second Amended and Restated Certificate of Incorporation of PishPosh, Inc., dated October 20, 2022.	S-1	333-267982	3.1	10/21/2022
3.2	Certificate of Merger of Pish Posh Baby LLC into PishPosh, Inc., dated February 24, 2022 and filed on February 25, 2022.	S-1	333-267982	3.3	10/21/2022
3.3	Bylaws of PishPosh, Inc.	S-1	333-267982	3.4	10/21/2022
4.1	Securities Purchase Agreement, dated November 30, 2021, by and among Pish Posh Baby LLC and certain purchasers identified on the signature pages thereto in connection with the Note Closing of the PPB Private Offering.	S-1	333-267982	4.1	10/21/2022
4.2	Registration Rights Agreement, dated November 30, 2021, by and among Pish Posh Baby LLC and the persons listed on the signature pages thereto in connection with the PPB Private Offering.	S-1	333-267982	4.2	10/21/2022
4.3	Form of Convertible Note in connection with the Note Closing of the PPB Private Offering.	S-1	333-267982	4.3	10/21/2022
4.4	Form of Common Stock Purchase Warrant in connection with the Subsequent Closing of the PPB Private Offering.	S-1	333-267982	4.4	10/21/2022
4.5	Form of Subscription Agreement in connection with the February 2022 Offering.	S-1	333-267982	4.5	10/21/2022
4.6	Convertible Promissory Note to Palladium Holdings LLC in the principal amount of $240,135, dated March 1, 2022.	S-1	333-267982	4.6	10/21/2022
4.7	Warrant to purchase up to 240,135 shares of Common Stock of PishPosh, Inc. to Palladium Holdings LLC, dated March 1, 2022.	S-1	333-267982	4.7	10/21/2022
4.8	Warrant No. PA-1 issued to Boustead Securities LLC to purchase 32,822 shares of Common Stock of PishPosh, Inc., dated as of September 13, 2022.	S-1/A	333-267982	4.8	12/22/2022
4.9	Warrant No. PA-2 issued to Boustead Securities LLC to purchase 4,861 shares of Common Stock of PishPosh, Inc., dated as of September 22, 2022.	S-1/A	333-267982	4.9	12/22/2022
4.10	First Amendment to Warrants No. PA-1 and PA-2 issued to Boustead Securities LLC, dated as of December 7, 2022.	S-1/A	333-267982	4.10	12/22/2022
4.12	Form of Common Stock Certificate.	S-1	333-267982	4.12	10/21/2022
10.1	Lease Agreement, dated September 13, 2019, between Swarthmore 1914 LLC and Pish Posh Baby LLC.	S-1	333-267982	10.1	10/21/2022
10.2	Employment Agreement, dated April 30, 2021, between Pish Posh Baby LLC and Alon Benishai.	S-1	333-267982	10.3	10/21/2022
10.3	Employment Agreement, dated November 23, 2021, between Pish Posh Baby LLC and Charlie Birnbaum.	S-1	333-267982	10.4	10/21/2022
10.4	Amendment No. 1 to Employment Agreement between PishPosh, Inc. and Charlie Birnbaum, dated January 18, 2023.	S-1/A	333-267982	10.4	02/13/2023

10.5	Employment Agreement, dated January 12, 2022, between Pish Posh Baby LLC and Jesse Sutton.	S-1/A	333-267982	10.5	02/13/2023
10.6	Amendment No. 1 to Employment Agreement between PishPosh, Inc. and Jesse Sutton, dated December 20, 2022.	S-1/A	333-267982	10.6	02/13/2023
10.7	Amendment No. 2 to Employment Agreement between PishPosh, Inc. and Jesse Sutton, dated January 18, 2023.	S-1/A	333-267982	10.7	02/13/2023
10.8	Offer Letter, dated August 25, 2022, between PishPosh, Inc. and Eric Sherb.	S-1/A	333-267982	10.8	02/13/2023
10.9	Promissory Note, dated November 15, 2021, issued by Pish Posh Baby LLC in favor of Moishe (Michael) Hartstein.	S-1/A	333-267982	10.9	02/13/2023
10.10	Amendment, dated December 27, 2022, to Promissory Note, issued by Pish Posh Baby LLC in favor of Moishe (Michael) Hartstein.	S-1/A	333-267982	10.10	02/13/2023
10.11	Intercreditor Agreement, dated November 30, 2021, by and among Pish Posh Baby LLC, Dov Kurlander and the noteholders identified therein.	S-1/A	333-267982	10.11	02/13/2023
10.12	Convertible Promissory Note, dated August 23, 2022, issued by PishPosh, Inc. to Dov Kurlander in the principal amount of $950,000.	S-1/A	333-267982	10.12	02/13/2023
10.13	2022 Equity Incentive Plan.	S-1/A	333-267982	10.13	02/13/2023
10.14	Form of Indemnification Agreement.	S-1/A	333-267982	10.15	02/13/2023
10.15	Unsecured OID Promissory Note, dated January 25, 2023, issued by PishPosh, Inc. in favor of Alpha Capital Anstalt in the principal amount of $367,500.	S-1/A	333-267982	10.16	02/13/2023
10.16	Unsecured OID Promissory Note, dated January 25, 2023, issued by PishPosh, Inc. in favor of L1 Capital Global Opportunities Master Fund in the principal amount of $157,500.	S-1/A	333-267982	10.17	02/13/2023
10.17	Unsecured OID Promissory Note, dated January 25, 2023, issued by PishPosh, Inc. in favor of The Hewlett Fund LP in the principal amount of $52,500.	S-1/A	333-267982	10.18	02/13/2023
10.18	Engagement Letter between Boustead Securities, LLC and PishPosh, Inc., dated February 2, 2022.	10-K	001-41623	10.19	03/28/2023
10.19	Amendment, dated March 22, 2023, to Engagement Letter between Boustead Securities, LLC and PishPosh, Inc., dated February 2, 2022.	10-K	001-41623	10.20	03/28/2023
10.20	Form of Subscription Agreement in connection with the March 2023 Private Offering.	10-K	001-41623	10.21	03/28/2023
10.21	Form of Investor Bridge Note in connection with the March 2023 Private Offering (included as Exhibit A to Exhibit 10.21).	10-K	001-41623	10.22	03/28/2023
10.22	Form of Investor Bridge Warrant in connection with the March 2023 Private Offering (included as Exhibit B to Exhibit 10.21).	10-K	001-41623	10.23	03/28/2023
10.23	Form of April 2023 Promissory Note Extension Agreement	10-Q	001-41623	10.9	05/15/2023
10.24	Side Letter Agreement between the Company and Palladium Holdings, LLC, dated April 5, 2023.	10-Q	001-41623	10.10	05/15/2023
10.25	Side Letter Agreement between the Company and Alpha Capital Anstalt, dated April 5, 2023.	10-Q	001-41623	10.11	05/15/2023
10.26	Form of April 2023 Warrant.	10-Q	001-41623	10.12	05/15/2023
10.27	Amended and Restated Convertible Promissory Note, dated June 21, 2023, issued by PishPosh, Inc. to Dov Kurlander in the principal amount of $950,000.	POS AM	333-267982	10.28	07/18/2023
10.28	Unsecured OID Promissory Note, dated August 31, 2023, issued by PishPosh, Inc. in favor of L1 Capital Global Opportunities Master Fund in the principal amount of $115,500.	10-Q	001-41623	10.26	11/14/2023
10.29	Unsecured OID Promissory Note, dated August 31, 2023, issued by PishPosh, Inc. in favor of Alpha Capital Anstalt in the principal amount of $220,500.	10-Q	001-41623	10.27	11/14/2023
10.30	Promissory Note, August 30, 2023, issued by PishPosh, Inc. in favor of Dov Kurlander in the principal amount of $150,000.	10-K	001-41623	10.30	03/28/2024
10.31	Unsecured OID Promissory Note, dated November 15, 2023, issued by PishPosh, Inc. in favor of Alpha Capital Anstalt in the principal amount of $236,250.	10-K	001-41623	10.31	03/28/2024
10.32	Promissory Note, dated October 2, 2023, issued by PishPosh, Inc. in favor of Moishe (Michael) Hartstein in the principal amount of $235,000.	10-K	001-41623	10.32	03/28/2024
10.33	Promissory Note, dated October 16, 2023, issued by PishPosh, Inc. in favor of Moishe (Michael) Hartstein in the principal amount of $150,000	10-K	001-41623	10.33	03/28/2024
10.34	Promissory Note, dated October 16, 2023, issued by PishPosh, Inc. in favor of Alpha Capital Anstalt in the principal amount of $150,000.	10-K	001-41623	10.34	03/28/2024

10.35	Promissory Note, dated November 1, 2023, issued by PishPosh, Inc. in favor of L1 Capital Global Opportunities Master Fund in the principal amount of $275,000.	10-K	001-41623	10.35	03/28/2024
10.36	Promissory Note, dated November 1, 2023, issued by PishPosh, Inc. in favor of Moishe (Michael) Hartstein in the principal amount of $297,000.	10-K	001-41623	10.36	03/28/2024
10.37	Warrant No. 2023-7 issued to Alpha Capital Anstalt to purchase 500,000 shares of Common Stock of PishPosh, Inc., dated as of November 24, 2023.	10-K	001-41623	10.37	03/28/2024
10.38	Form of November 2023 Promissory Note Extension Agreement	10-K	001-41623	10.38	03/28/2024
10.39	Engagement Letter between Dominari Securities LLC and PishPosh, Inc., dated January 2, 2024.	10-K	001-41623	10.39	03/28/2024
14.1	Code of Ethics and Business Conduct.	10-K	001-41623	14.1	03/28/2024
23.1*	Consent of Morison Cogen LLP
24.1	Power of Attorney.	10-K	001-41623	24.1	03/28/2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Audit Committee Charter adopted by the Board of Directors of PishPosh, Inc. on November 27, 2023.	10-K	001-41623	99.1	03/28/2024
99.2	Amended and Restated Compensation Committee Charter adopted by the Board of Directors of PishPosh, Inc. on November 27, 2023.	10-K	001-41623	99.2	03/28/2024
99.3	Amended and Restated Nominating and Corporate Governance Committee Charter adopted by the Board of Directors of PishPosh, Inc. on November 27, 2023.	10-K	001-41623	99.3	03/28/2024
99.4	Corporate Governance Guidelines.	S-1	333-267982	99.4	10/21/2022
101*	Interactive Data Files.
104*	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

ITEM 18. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PISHPOSH, INC.

Date: December 3, 2024	By:	/S/ Chaim (Charlie) Birnbaum
Charlie Birnbaum
Chief Executive Officer (Principal Executive Officer)

Date: December 3, 2024	By:	/S/ Eric Sherb
Eric Sherb
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chaim (Charlie) Birnbaum	Chief Executive Officer and Director (Principal Executive Officer)	December 3, 2024
Chaim (Charlie) Birnbaum

/s/ Eric Sherb	Chief Financial Officer (Principal Financial and Accounting Officer)	December 3, 2024
Eric Sherb

*	Chairman and Director	December 3, 2024
Jesse Sutton

*	Director	December 3, 2024
Patrick White

*	Director	December 3, 2024
Menachem (Mark) Kahn

*	Director	December 3, 2024
Victor Setton

*	Director	December 3, 2024
Hank Cohn

/s/ Eric Sherb
Eric Sherb	Attorney-in-fact	December 3, 2024

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

Blue Bell, Pennsylvania
March 28, 2024

PISHPOSH, INC.

BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$368,242	$218,605
Accounts receivable	81,277	39,511
Inventory, net	2,803,263	4,534,877
Prepaid expenses and other current assets	101,802	346,405
Deferred offering costs	1,708,147	1,183,350
Total current assets	5,062,731	6,322,748
Property and equipment, net	-	2,722
Intangible assets, net	36,537	73,075
Deposits	10,155	10,155
Right of use asset	57,128	114,796
Total assets	$5,166,551	$6,523,496

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,863,514	$2,329,669
Accounts payable, related party	103,719	720,954
Accrued expenses and other current liabilities	761,022	643,630
Loans payable, current	654,287	1,843,025
Notes payable, net of debt discount	2,273,011	-
Convertible note payable	240,135	240,135
Convertible note payable, related party	1,100,000	950,000
Lease liability - operating, current portion	58,741	57,809
Total current liabilities	9,054,429	6,785,222
Lease liability - operating	-	58,741
Notes payable, net of debt discount	-	1,025,000
Total liabilities	9,054,429	7,868,963

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, $0.000001 par value, 10,000,000 shares authorized, 1,752 shares issued and outstanding as of both December 31, 2023 and 2022	-	-
Common stock, $0.000001 par value, 100,000,000 shares authorized, 4,939,345 shares issued and outstanding as of both December 31, 2023 and 2022	5	5
Additional paid-in capital	13,130,058	5,239,194
Accumulated deficit	(17,017,941)	(6,584,666)
Total stockholders’ deficit	(3,887,878)	(1,345,467)
Total liabilities and stockholders’ deficit	$5,166,551	$6,523,496

The accompanying notes are an integral part of these financial statements.

PISHPOSH, INC.

STATEMENTS OF COMPREHENSIVE LOSS

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

PISHPOSH, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,433,275)	$(5,141,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,260	40,711
Stock compensation expense	5,617,331	-
Amortization of debt discount	276,533	-
Loss on extinguishment of debt	1,693,850	-
Change in inventory allowance	(151,738)	392,860
Amortization of right of use asset	57,668	1,754
Issuance of shares of common and preferred stock for services	-	1,441,922
Issuance of convertible note, related party for services	-	950,000
Forgiveness of Payroll Protection Program loan payable	-	(142,597)
Changes in operating assets and liabilities:
Accounts receivable	(41,766)	29,930
Inventory	1,883,352	(1,631,853)
Prepaid expenses and other current assets	244,603	(344,846)
Deferred offering costs	(524,797)	(809,027)
Accounts payable	1,533,846	891,631
Accounts payable, related party	(617,235)	(87,049)
Accrued expenses and other current liabilities	117,392	135,403
Operating lease liability	(57,809)	-
Net cash used in operating activities	(362,785)	(4,272,410)
Cash flows from investing activities:
Purchase of property & equipment	-	(3,362)
Website development costs	-	(30,400)
Net cash used in investing activities	-	(33,762)
Cash flows from financing activities:
Proceeds from notes payable	2,648,160	-
Repayments from notes payable	(1,097,000)	-
Proceeds from loan payable	1,081,000	7,202,000
Repayments of loan payable	(2,269,738)	(5,570,794)
Proceeds from convertible notes, related party	150,000	-
Proceeds from loan payable, related party	515,000	-
Repayments of loan payable, related party	(515,000)	-
Proceeds from issuance of preferred and common stock in Subsequent Closing	-	1,689,980
Issuance of shares of common stock for cash, net of offering costs	-	429,711
Net cash provided by financing activities	512,422	3,750,897
Net change in cash and cash equivalents	149,637	(555,275)
Cash and cash equivalents at beginning of year	218,605	773,880
Cash and cash equivalents at end of year	$368,242	$218,605

Supplemental disclosure of cash flow information:
Cash paid for interest	$293,072	$168,625

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with new notes	$588,367	$-
Conversion of accounts payable, related party into equity	$-	$250,000
Conversion of notes payable into equity	$-	$1,061,687
Convertible note payable and warrants issued as offering costs	$-	$240,135
Effect of the Merger on members’ capital and additional paid-in capital	$-	$431,032
Common shares issues as deferred offering costs	$-	$175,000
Operating lease liability arising for obtaining right of use asset	$-	$168,112

 The accompanying notes are an integral part of these financial statements.

PISHPOSH, INC.

NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has often not generated profits since inception, has sustained net losses of $10,433,275 and $5,141,249 for the years ended December 31, 2023 and 2022 respectively, and has negative cash flows from operations for the years then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next 12 months from the date of this Annual Report is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or to obtain additional capital financing. Through the date of this Annual Report, the Company has been primarily financed through the issuance of loans and proceeds from the sale of preferred and common stock. The Company is seeking to raise capital via an equity offering. In the event the Company does not complete an offering, the Company expects to seek additional funding through private equity or debt financings. The Company may not be able to obtain financing on acceptable terms, or at all. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations. No assurance can be given that the Company will be successful in these efforts.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of March 28, 2024, the Company has a cash position of approximately $60,000. Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through May 2024.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At December 31, 2023 and 2022, all of the Company’s cash and cash equivalents were held at one accredited financial institution.

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

PISHPOSH, INC.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2023, management assessed the recoverability of the capitalized deferred offering costs.  Of the $1,708,147 in deferred offering costs, $1,183,350 pertain to costs incurred in 2022 and 2021 when the Company initiated its public offering efforts.  These costs include legal fees and accounting fees related to the Company’s previous audits.  Management believes that these costs should not be impaired as of December 31, 2023 as they still provide economic benefits for the Company’s potential public offering.  All initial offering costs incurred have enabled the Company to achieve and maintain SEC effectiveness, which is a key component of the Company’s ability to undergo a successful initial public offering.  Management will continue to monitor any further delay or abandonment of the contemplated public offering.  If any further delays are expected, the Company may have to impair a substantial, or all, of its deferred offering costs.

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

PISHPOSH, INC.

NOTES TO FINANCIAL STATEMENTS

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

Upon the Merger in 2022, the Company is a corporation.   The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is unlikely that the deferred tax assets will not be realized. We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.

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

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2023	2022
Office and computer equipment	-	$44,264
Furniture and fixtures	-	21,064
Leasehold improvements	-	79,369
Total	-	144,697
Less: Accumulated depreciation	-	(141,975)
Property and equipment, net	$-	$2,722

Depreciation expense was $2,722 and $2,261 for the years ended December 31, 2023 and 2022, respectively.

5.	INTANGIBLE ASSETS, NET

Intangible assets, net consists of the following:

	December 31,
	2023	2022
Website development costs	$127,750	$127,750
Less: Accumulated amortization	(91,213)	(54,675)
Intangible assets, net	$36,537	$73,075

Amortization expense was $36,538 and $38,450 for the years ended December 31, 2023 and 2022, respectively.

PISHPOSH, INC.

NOTES TO FINANCIAL STATEMENTS

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2023	2022
Accrued personnel and other expenses	$170,308	$104,005
Inventory related purchases	-	80,230
Gift card liability	202,453	202,453
Allowance for sales returns	108,279	102,887
Interest	176,245	50,347
Security deposit payable	3,708	3,708
Advances from third parties	100,000	100,000
Accrued expenses and other current liabilities	$761,022	$643,630

7.	LOANS PAYABLE

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

In connection with the Promissory Note Extension Agreements, the Company issued a warrant to purchase an aggregate of 200,000 shares of common stock with an exercise price of $0.01 per share to the noteholders (“Debt Extension Warrants”). The Debt Extension Warrants are exercisable at any time after the date that the Company’s shares of common stock have been approved for and are listed for trading on certain trading markets, and at any time up to the date that is five years after their original issuance. The fair value of the warrants was $748,963 as calculated by assumptions used in the Black-Scholes model (Note 11), which was recorded to additional paid-in capital. The Company evaluated the Promissory Note Extension Agreements under ASC 470-50 and determined they meet the criteria as a debt extinguishment. The fair value of the warrants, and the unamortized debt discount of the old OID notes of $8,684, totaled $757,647, which was recorded as a loss on extinguishment of debt on the statements of comprehensive loss.

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

PISHPOSH, INC.

NOTES TO FINANCIAL STATEMENTS

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

In connection with the Investor Bridge Notes, the Company recognized a debt discount of $657,206, consisting of the relative fair value of the warrants issued of $588,366 (Note 10) and issuance costs of $68,840. The fair value of the warrants was as calculated by assumptions used in the Black-Scholes model (Note 11). The debt discount will be amortized to interest expense over the life of the loan. During the year ended December 31, 2023, $241,716 was amortized to interest expense. As of December 31, 2023, $415,489 remained unamortized.

Notes payable, net of debt discount, consisted of the following:

	December 31,
	2023	2022
Principal
Promissory note	$1,025,000	$1,025,000
OID Notes	913,500	-
Investor Bridge Notes	750,000	-
Total notes payable	2,688,500	1,025,000
Less: Unamortized debt discount	(415,489)	-
Notes payable, net of debt discount	$2,273,011	$1,025,000

9.	CONVERTIBLE NOTES

In November 2021, the Company entered into several convertible promissory notes (the “2021 Notes”) for an aggregate principal amount of $1,061,687. The notes bear interest at 8% per annum and matured on February 28, 2022. The notes were convertible into shares of common stock and/or Series A preferred stock and warrants of the Company.

During the year ended December 31, 2021, the Company incurred $16,562 in interest pertaining to these notes, all of which was accrued and unpaid as of December 31, 2021.  Upon the Subsequent Closing and conversion of the Notes at their principal amount, the interest was deemed forgiven and the Company recorded a gain in other income in the statements of comprehensive loss.

In connection with the Subsequent Closing, the Company issued a convertible note to an entity that acted as placement agent for the financings. The principal of the note is $240,135, which bears interest at 8% per annum and matured on March 1, 2023. The note is convertible into 240,135 shares of common stock on a one-for-one basis. The value of the note was recognized as offering costs and charged to additional paid-in capital. The entity also received a warrant to purchase 240,135 shares of common stock, with an exercise price of $1.00 per share and an estimated fair value of approximately $84,000, and the issuance was recognized as offering costs (Note 10). Interest expense for the years ended December 31, 2023 and 2022 pertaining to this note was $19,211 and $16,053, respectively. As of December 31, 2023, interest payable on this note was $35,624. On March 1, 2023, the maturity date was extended to September 1, 2023. On March 15, 2024, the maturity date was further extended to June 30, 2024.

PISHPOSH, INC.

NOTES TO FINANCIAL STATEMENTS

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

In August 2023, the Company received $150,000 in proceeds from the same related party with interest accruing thereon at a rate of 10% per annum, subject to the default interest provisions contained therein, and an initial maturity date of February 29, 2024. The conversion rate and number of shares to be issued upon conversion have not yet been finalized. As of the date of these financial statements, the note was technically in default.

Interest expense for the related party notes for the years ended December 31, 2023 was $52,555 and $16,918, respectively. As of December 31, 2023, interest payable on these notes totaled $69,473.

10.	STOCKHOLDERS’ EQUITY

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

Preferred Stock

The Company’s Amended Certificate of Incorporation authorizes the Board to establish and to issue from time to time one or more series of preferred stock, par value $0.000001 per share, covering up to an aggregate of 10,000,000 shares of preferred stock. Each series of preferred stock will cover the number of shares and will have the powers, preferences, rights, qualifications, limitations and restrictions determined by the board of directors, which may include, among others, dividend rights, liquidation preferences, voting rights, conversion rights, pre-emptive rights and redemption rights. As of December 31, 2023, 20,000 shares of preferred stock are designated as Series A preferred stock.

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

In March 2022, the Company received proceeds of $1,689,980 pursuant to the Subsequent Closing.  Simultaneously with the proceeds from the Subsequent Closing, the 2021 Notes and $250,000 in related party accounts payable (Note 12) converted into shares of common stock and preferred stock on a one-for-one basis (based on the as-converted calculation of preferred stock).  Altogether, the Company issued 2,270 shares of preferred stock and 731,690 shares of common stock pursuant to an aggregate value of $3,001,667, consisting of the March 2022 Subsequent Closing and the note and payable conversions as stated above.

On September 13, 2022, the Company conducted the first closing of a private placement offering of its common stock to accredited investors (the “Pre-IPO Offering”).  Pursuant to the Pre-IPO Offering, the Company sold an aggregate of 538,338 shares of common stock at a price of $1.08 per share for net proceeds of $429,711, after deducting costs paid to the placement agent. In connection with the Pre-IPO Offering, the Company issued warrants to purchase 37,683 shares of common stock to the placement agreement as additional offering costs (Note 11).

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

11.	WARRANTS

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

2023 Warrants

In connection with the first and second closing of the 2023 Bridge Offering, the Company granted 750,000 Investor Bridge Warrants and 52,500 Boustead Bridge Warrants. Both the Investor Bridge Warrants and the Boustead Bridge Warrants have an exercise price of $1.00 per share and are exercisable immediately. In the event that a holder of an Investor Bridge Warrant has not elected to exercise such Investor Bridge Warrant prior to the earlier of  the Investor Bridge Notes Maturity Date or the consummation of an initial public offering of the Company’s common stock and listing or trading of its common stock on a trading market or national securities exchange (“IPO”), such Investor Bridge Warrant shall automatically be deemed to have been exercised upon the consummation of the IPO and, at such time, as payment of the aggregate exercise price under such Investor Bridge Warrant, the principal of such holder’s corresponding Investor Bridge Note will be deemed repaid in full, and such deemed repayment will be considered payment in full of the aggregate exercise price of the Investor Bridge Warrant, pursuant to the terms of such Investor Bridge Warrant. The relative fair value of the warrants was $588,366, which was included as a debt discount and will be amortized to interest expense over the life of the Investor Bridge Notes (Note 7).

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

In April 2023, the Company issued an aggregate of 450,000 Debt Extension Warrants (Note 7 and 8). The Debt Extension Warrants are exercisable at any time after the date that the Company’s shares of common stock have been approved for and are listed for trading on certain trading markets, and at any time up to the date that is five years after their original issuance. The aggregate fair value of the Debt Extension Warrants was $1,693,850, which was recorded as a loss on extinguishment of debt on the statements of comprehensive loss.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of warrants granted during the year ended December 31, 2023:

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

12.	RELATED PARTY TRANSACTIONS

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

PISHPOSH, INC.

NOTES TO FINANCIAL STATEMENTS

Refer to Note 7 and 8 for detail on related party loans.

On September 8, 2023, the Board authorized the increase from five to six directors and elected Hank Cohn as a director.

13.	COMMITMENTS AND CONTINGENCIES

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

PISHPOSH, INC.

NOTES TO FINANCIAL STATEMENTS

14.	INCOME TAXES

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

The income tax (benefit) provision consists of the following:

	December 31,
	2023	2022
Income tax benefit:
Federal tax benefit	$(597,278)	(804,966)
State tax benefit	(202,221	(272,539)
Deferred tax benefit	(1,579,032)	(405,324)
	$(2,378,532)	$(1,482,829)
Change in valuation allowance	2,378,532	1,482,829
	$-	$-

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2023		2022
	Amount	%	Amount	%
Income tax at U.S. federal income tax rate	$(2,190,988)	(21.0)	$(1,078,177)	(21.0)
State income taxes, net of federal benefit	(741,806)	(6.8)	(404,652)	(7.9)
Change in valuation allowance	2,932,794	27.8	1,482,829	28.9
Effective income tax	$-	-	$-	-

The primary components of the Company’s deferred tax assets and related valuation allowance as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$1,877,004	$1,077,505
Stock compensation and shares issued for services	1,984,356	405,324
	3,861,360	1,482,829
Valuation allowance	(3,861,360)	(1,482,829)
Net deferred tax assets	$-	$-

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

The Company files U.S income tax returns and a state income tax return. With some exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2020 and thereafter are subject to examination by the relevant taxing authorities.

15.	SUBSEQUENT EVENTS

From January 1, 2024 through March 28 2024, the Company has received merchant advance proceeds of approximately $907,000 and made repayments totaling $712,000.

From January 1, 2024 through March 28, 2024, the Company has received proceeds from short-term loans of $625,000.